Form 10-Q
period 2011-03-31
Anacor Pharmaceuticals Inc
filed 2011-05-12
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34973

Anacor Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	25-1854385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1020 East Meadow Circle

Palo Alto, California 94303-4230

(Address of Principal Executive Offices) (Zip Code)

(650) 543-7500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 30, 2011, there were 28,014,928 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	March 31,	December 31,
	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,085	$21, 743
Short-term investments	65,463	56,848
Contract receivable	975	1,066
Contract receivable—related party	20	18
Government grant receivable	—	108
Prepaid expenses and other current assets	1,418	1,537
Total current assets	78,961	81,320
Property and equipment, net	1,892	1,844
Restricted investments	197	197
Other assets	628	603
Total assets	$81,678	$83,964

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,024	$2,138
Accrued liabilities	6,565	6,963
Accrued liabilities- related party	125	125
Notes payable	—	1,522
Deferred revenue	7,140	3,885
Total current liabilities	16,854	14,633
Deferred rent	916	902
Notes payable, less current portion	9,336	6,219
Deferred revenue, less current portion	10,765	5,817
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	168,643	167,559
Accumulated other comprehensive income (loss)	13	(14)
Accumulated deficit	(124,877)	(111,180)
Total stockholders’ equity	43,807	56,393
Total liabilities and stockholders’ equity	$81,678	$83,964

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenues:
Contract revenue	$1,692	$210
Contract revenue — related party	517	500
Total revenues	2,209	710

Operating expenses:
Research and development	12,689	6,601
General and administrative	2,626	1,948
Total operating expenses	15,315	8,549

Loss from operations	(13,106)	(7,839)
Interest income	51	6
Interest expense	(329)	(552)
Loss on early extinguishment of debt	(313)	—
Other income (expense)	—	231
Net loss	$(13,697)	$(8,154)
Net loss per common share — basic and diluted (1)	$(0.49)	$(5.53)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted (1)	27,999,895	1,475,386

(1) See Note 2 for a discussion of the weighted-average number of common shares and net loss per common share for the three months ended March 31, 2011 and 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Operating activities
Net loss	$(13,697)	$(8,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	188
Amortization of debt discount and debt issuance costs	108	192
Stock-based compensation	691	554
Change in fair value of preferred stock warrants liability	—	(231)
Amortization of premium on short-term investments	351	26
Accrual of final payment on notes payable	73	132
Noncash loss on early extinguishment of debt	263	—
Changes in assets and liabilities:
Contract receivable	91	(82)
Contract receivable — related party	(2)	—
Government grant receivable	108	—
Prepaid and other current assets	124	108
Other assets	59	—
Deferred initial public offering costs	—	(183)
Accounts payable	886	(405)
Accrued liabilities	(398)	39
Deferred revenue	8,203	(440)
Deferred rent	14	25
Net cash used in operating activities	(2,960)	(8,231)

Investing activities
Purchases of short-term investments	(26,141)	—
Maturities of short-term investments	17,202	4,640
Acquisition of property and equipment	(214)	(2)
Net cash (used in) provided by investing activities	(9,153)	4,638

Financing activities
Proceeds from notes payable	10,000	—
Principal payments on notes payable	(6,689)	—
Final payment on notes payable	(1,455)	—
Payment of financing fee and debt issuance costs	(412)	—
Proceeds from the exercise of stock options by employees and consultants	11	39
Net cash provided by financing activities	1,455	39

Net decrease in cash and cash equivalents	(10,658)	(3,554)
Cash and cash equivalents at beginning of period	21,743	8,584
Cash and cash equivalents at end of period	$11,085	$5,030

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase convertible preferred stock issued in connection with notes payable	$—	$570
Fair value of warrants to purchase common stock issued in connection with notes payable	$382	$—

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$1,917	$227

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed five molecules that are currently in clinical development. Its three lead programs are AN2690, a topical antifungal for the treatment of onychomycosis; AN2728, a topical anti-inflammatory for the treatment of psoriasis and atopic dermatitis; and GSK2251052 (GSK ‘052), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. In addition to its three lead programs, the Company has two other clinical product candidates, AN2718, its second topical antifungal product candidate, and AN2898, its second topical anti-inflammatory product candidate. The Company also has a pipeline of internally discovered topical and systemic boron-based compounds in development.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying balance sheet as of March 31, 2011 and the statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The December 31, 2010 balance sheet is derived from the audited financial statements for the year ended December 31, 2010 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

The condensed financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

Use of Estimates

The preparation of the condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which we invest, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. The Company’s short-term investments in marketable securities are classified as available for sale (see Note 4). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at March 31, 2011 and December 31, 2010.

Fair value is considered to be the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At March 31, 2011 and December 31, 2010, 93% and 62%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at March 31, 2011 and December 31, 2010 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenue from collaboration agreements with Eli Lilly and Company (Lilly) and GlaxoSmithKline LLC (GSK). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material affect on the Company’s operating results. For the three months ended March 31, 2011, the Company also recognized contract revenue, related to a grant with a research institution, that accounted for 10% or more of its total revenues.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Collaborators and research institutions whose contract revenue and contract revenue — related party that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Lilly	44%	20%
GSK (related party)	23%	70%
Research institution A	11%	—

Contract Receivables

At March 31, 2011, the contract receivable consists of $0.8 million in research funding due from Lilly and $0.2 million due related to other contracts. The contract receivable at December 31, 2010 consists of $0.8 million in research funding due from Lilly (see Note 8) and $0.3 million due related to other contracts. The contract receivable — related party at March 31, 2011 and December 31, 2010 represents reimbursable patent costs of $20,000 and $18,000, respectively, due from GSK (see Note 8).

Revenue Recognition

The Company’s contract revenues are generated primarily through research and development collaboration agreements, which typically may include non-refundable, non-creditable upfront fees, funding for research and development efforts, payments for achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

For multiple element arrangements, the Company evaluates the components of each arrangement as separate elements based on certain criteria. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed and determinable; and collection is reasonably assured.

On January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update did not impact the Company’s financial position, cash flows or results of operations as of and for the three month period ended March 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company.  To date, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheet and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Payments resulting from the Company’s efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the condensed statements of operations and approximate the amount of revenue recognized.

Also on January 1, 2011, the Company adopted an accounting standard update that provides guidance on revenue recognition using the milestone method. This update established the milestone method as an acceptable method of revenue recognition for certain contingent payments under research or development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The Company has historically applied a milestone method approach to its research and development arrangements, so the prospective adoption of this update did not have a material impact on its results of operations, cash flows or financial position.

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured.

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. To date, none of the Company’s products have been approved and therefore the Company has not earned any royalty revenue from product sales.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to the Company’s nonemployee Directors for their Board-related services are included

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards and uses the straight-line (single-option) method for expense attribution. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting is affected each reporting period by changes in the fair value of the Company’s common stock.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are excluded in the calculation of diluted net loss per share because their effect would be antidilutive.

The weighted-average number of common shares used in calculating net loss per common share — basic and diluted for the three months ended March 31, 2010 excludes convertible preferred stock shares outstanding from January 1 through March 31, 2010, which converted into 11,120,725 shares of common stock as of the November 30, 2010 closing of our initial public offering (IPO). For the three months ended March 31, 2011, the weighted-average number of common shares used in calculating net loss per common share — basic and diluted includes 12,000,000 shares of common stock sold in our IPO, 2,000,000 shares sold in the concurrent private placement and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of our IPO.

3. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net loss	$(13,697)	$(8,154)
Unrealized gain (loss) on investments	27	(2)
Total comprehensive loss	$(13,670)	$(8,156)

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Marketable Securities and Fair Value Measurements

At March 31, 2011, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Money market fund	$10,334	$—	$—	$10,334
U.S. treasury securities	16,390	6	—	16,396
Federal agency securities	29,372	3	(2)	29,373
U.S. government guaranteed corporate bonds	20,439	6	—	20,445
Total marketable securities	$76,535	$15	$(2)	$76,548

Reported as:
Cash and cash equivalents				$11,085
Short-term investments				65,463
Total marketable securities				$76,548

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

All marketable securities held at March 31, 2011 and December 31, 2010 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recognized from the sale of marketable securities for the three months ended March 31, 2011 and 2010.

In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy that prioritizes the inputs to valuation techniques is used to measure fair value based upon whether such inputs are observable or unobservable.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

•                  Level 1—Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•                  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable; and

•                  Level 3—Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at March 31, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at March 31, 2011
Financial assets:
Money market fund	$10,334	$—	$—	$10,334
U.S. treasury securities		16,396		16,396
Federal agency securities		29,373		29,373
U.S. government guaranteed corporate bonds	—	20,445	—	20,445
Total marketable securities	$10,334	$66,214	$—	$76,548

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2010
Financial assets:
Money market fund	$13,413	$—	$—	$13,413
U.S. treasury securities	—	14,361	—	14,361
Federal agency securities	—	29,249	—	29,249
U.S. government guaranteed corporate bonds	—	21,182	—	21,182
Total marketable securities	$13,413	$64,792	$—	$78,205

The fair values of the money market fund were derived from quoted market prices in an active market. Federal agency securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Accrued compensation	$1,216	$1,656
Accrued preclinical study and clinical trial costs	3,987	3,310
Other	1,362	1,997
Accrued liabilities	$6,565	$6,963

6. Notes Payable

On March 18, 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation (the Lenders) to provide up to $30.0 million available in three tranches of $10.0 million each. The first $10.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $6.6 million of the remaining obligations under its previous loan. The second and third tranches of $10.0 million each are available upon the achievement of either the full enrollment of the Phase 3 trials for AN2690 or the initiation of a Phase 3 trial for AN2728. Upon achievement of either of these development events, the second tranche of $10.0 million is available for drawdown through March 31, 2012 and the third tranche of $10.0 million is available for drawdown through September 30, 2012. The interest rate for each tranche will be fixed upon drawdown at a rate equal to the greater of 9.4% or 9.1% plus the 3-month U.S. LIBOR rate. Beginning April 1, 2011, payments under the loan agreement are interest only until April 30, 2012 followed by equal monthly payments of interest and principal through April 1, 2015. In addition, a final payment equal to 5.5% of the amounts drawn ($550,000 for the first tranche) will be due on the earlier of April 1, 2015, or such earlier date specified in the loan agreement. The Company paid the Lenders financing fees of $0.3 million and incurred legal fees of $0.1 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively.

The loan agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any specific financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest or in the value of the collateral, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement.

The loan is secured by all assets of the Company except intellectual property. Under the loan agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property.

In connection with the loan agreement and the first tranche drawdown of $10.0 million, the Company issued initial warrants to the Lenders to purchase 80,527 shares of its common stock (equal to 5.5% of the amount drawn) at an exercise price of $6.83 per share. The warrants are immediately exercisable, may be exercised on a cashless basis and will expire on March 18, 2018. The fair value of the warrants issued was approximately $0.4 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.8% percent based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 73% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of 7 years, which is the contractual life of the warrants; and a dividend yield of 0%. The Company recorded a debt discount of $0.4 million to additional paid-in capital associated

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

with the issuance of the warrants. The number of shares subject to the warrants will increase by an amount equal to 5.5% of the amount drawn at each subsequent tranche, divided by the exercise price per share for that tranche (the lower of the 10-day average share price prior to the drawdown or the price per share on the day prior to the drawdown), up to a maximum aggregate exercise price of $1.65 million.

The Company granted certain piggyback registration rights pursuant to which, under certain conditions, the Company will register its shares of common stock issuable upon exercise of the warrants held by the Lenders.

The interest on the loan was calculated using the interest method with the debt issuance costs paid directly to the Lenders (financing fees) and the fair value of the warrants issued to the Lenders treated as a discount on the debt. The debt issuance costs for legal fees are included in prepaid expenses and other current assets and in other assets in the accompanying condensed balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other income (expense) in the condensed statements of operations.

For the three months ended March 31, 2011, the Company recorded a loss of $0.3 million on the early extinguishment of its previous debt, which consisted of the write-off of the unamortized portions of the debt discount and the deferred issuance costs of approximately $0.2 million, the unaccrued portion of the final payment of $0.1 million and a prepayment penalty of $50,000. The loss on the early extinguishment of debt is included in the condensed statements of operations.

Future payments at March 31, 2011 are as follows (in thousands):

Year ending December 31,
Remainder of 2011	$664
2012	2,873
2013	3,839
2014	3,839
2015	1,829
Total minimum payments	13,044
Less amount representing interest	3,044
Notes payable, gross	10,000
Unamortized discount on notes payable	(672)
Accretion of the final payment	8
9,336
Less current portion of notes payable, including unamortized discount	—
Notes payable, less current portion	$9,336

The Company recorded interest expense related to all borrowings of $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. The annual effective interest rate on the new note payable, including the amortization of the debt discounts and accretion of the final payments, is 14.94%.

7. Commitments and Contingencies

Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

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

8. License, Research, Development and Commercialization Agreements

GSK

In October 2007, the Company entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic therapeutics. Under the agreement, the Company is currently working to identify and develop multiple product candidates in three target-based project areas. GSK ‘052 is the Company’s most advanced product candidate under the collaboration.  In each project, GSK has the option to obtain an exclusive license to develop, commercialize and market worldwide a specified number of product candidates once they have achieved certain proof of concept criteria.  The collaborative research term of the agreement is six years, subject to an extension of up to two years if agreed to by both parties.

Pursuant to the agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee in October 2007, which is being recognized over the six-year research collaboration term on a straight-line basis. As of March 31, 2011, the Company has deferred revenue of $5.0 million related to this upfront fee.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Contract revenue — related party:
Amortization of upfront fee	$500	$500
Reimbursement for patent costs	17	—
Total contract revenue — related party	$517	$500

During the research term, the Company is committed to use diligent efforts to discover and optimize compounds pursuant to agreed research plans and to provide specified resources, including certain numbers of full-time-equivalent scientists, on a project-by-project basis. In connection with a December 2008 amendment to the agreement, the Company is also committed to spend not less than $20.0 million in the specified project areas during the remaining term of the agreement. Each party is responsible for its own research and development costs. The Company will be primarily responsible for the discovery and development of each product candidate from the research stage until GSK exercises an option for such product candidate. Upon exercise of an option, GSK will assume sole responsibility for the further development and commercialization of the applicable product candidate.  GSK is obligated to make contingent payments to the Company if certain development, regulatory and commercial events occur on a compound-by-compound basis. Additionally, the Company is eligible to receive other contingent payments for each approved drug based on sales of the drug. All such contingent payments, when earned, will be

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

non-refundable and non-creditable. The Company has evaluated the remaining contingent payments under the agreement with GSK based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three months ended March 31, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. As of March 31, 2011, the Company has deferred revenue of $3.0 million related to this upfront fee.

In addition, the Company will be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the remaining contingent payments under the agreement with Lilly based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Lilly’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three months ended March 31, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Lilly.

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed products, depending in part upon the mix of products sold. Such royalties would continue through the later of expiration of the Company’s patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis.

Unless earlier terminated, the agreement continues in effect until the termination of royalty payment obligations. The agreement allows for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that has a duration dependent on whether the notice is delivered prior to the first regulatory approval of a product under the agreement or thereafter. In addition, either party may terminate for the other party’s uncured material breach of the agreement. In the event of termination by the Company for material breach by Lilly or termination upon written notice by Lilly, Lilly would assign to the Company certain trademarks

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

and regulatory materials used in connection with the products under the agreement and grant to the Company an exclusive license under Lilly’s patent rights covering such products, and the Company would pay to Lilly a reasonable royalty on sales of such products should the Company desire an exclusive license. In the event of termination for material breach by the Company, Lilly will be entitled to a return of all research funding payments for expenses the Company has not incurred or irrevocably committed.

Revenues recognized under this August 2010 agreement were as follows (in thousands):

Three Months Ended March 31, 2011
(unaudited)
Contract revenue:
Amortization of upfront fee	$219
Research funding	750
Total contract revenue	$969

Medicis

In February 2011, the Company entered into a research and development agreement with Medicis Pharmaceutical Corporation (Medicis) to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible for discovering and conducting early development of product candidates that utilize the Company’s proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company’s intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis.

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year research term. As of March 31, 2011, the Company has deferred revenue of $6.8 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three months ended March 31, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Medicis.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees.  To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Revenues recognized under this 2011 agreement related to the upfront payment were as follows (in thousands):

Three Months Ended March 31, 2011
(unaudited)
Contract revenue:
Amortization of upfront fee	$167
Total contract revenue	$167

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Research and development	$460	$346
General and administrative	231	208
Total	$691	$554

For the three months ended March 31, 2011, the Company issued 18,050 shares of the Company’s common stock and received $11,000 in cash from the exercise of stock options. Total stock options granted for the three months ended March 31, 2011 were 1,085,375 shares, which includes a 25,000 stock option grant to a nonemployee. The weighted-average fair value of options granted to employees and the Company’s nonemployee Directors was $4.74 per share for the three months ended March 31, 2011. The fair values for stock options granted (estimated at the date of grant) to employees and the Company’s nonemployee Directors and the fair value of employee stock purchase plan (ESPP) stock purchase rights for the three months ended March 31, 2011 were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31, 2011
	(unaudited)
	Stock Options	ESPP
Dividend yield	0%	0%
Volatility	74%	71% - 88%
Weighted-average expected life (in years)	6.0 - 6.1	0.5 – 2.2
Risk-free interest rate	2.4% - 2.6%	0.2% - 0.6%

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

At March 31, 2011, there were outstanding stock options to purchase 3,007,892 shares of the Company’s common stock. At March 31, 2011, the Company had $7.4 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.9 years and 0.7 years, respectively. There were no purchases of the Company’s common stock under the ESPP for the three months ended March 31, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We have discovered, synthesized and developed five molecules that are currently in clinical development.

Our three lead programs are: AN2690, a topical antifungal for the treatment of onychomycosis, a fungal infection of the nail and nail bed; AN2728, a topical anti-inflammatory for the treatment of psoriasis and atopic dermatitis; and GSK2251052, or GSK ‘052, a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. Our most advanced product candidate is AN2690. We initiated our Phase 3 clinical trials for AN2690 in the fourth quarter of 2010. In June 2010, we completed a Phase 2b dose-ranging trial in psoriasis for AN2728, and we initiated a Phase 2b clinical trial in psoriasis in the first quarter of 2011. In June 2010, we completed a Phase 1 trial of GSK ‘052, and achieved proof-of-concept as defined under our collaboration agreement with GlaxoSmithKline LLC, or GSK. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK ‘052. In addition to our three lead programs, we have two other clinical product candidates, AN2718, our second topical antifungal product candidate, and AN2898, our second topical anti-inflammatory product candidate. We also have a pipeline of internally discovered topical and systemic boron-based compounds in development. In August 2010, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we will collaborate to discover products for a variety of animal health applications and in February 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne.

Under the terms of the Medicis agreement, we received a $7.0 million upfront payment from Medicis in February 2011 and will be primarily responsible for discovering and conducting early development of product candidates that utilize our proprietary boron chemistry platform. Medicis will have an option to obtain an exclusive license for products covered by the agreement. We will be eligible for future payments of up to $153.0 million for the achievement of specified research, development, regulatory and sales goals, as well as high single-digit to in the tens royalties on sales of licensed products by Medicis or its sublicensees. Medicis will be responsible for further development and commercialization of the licensed products on a worldwide basis.

In March 2011, we entered into a loan and security agreement with Oxford Finance Corporation, or Oxford, and Horizon Technology Finance Corporation, or Horizon, under which we may borrow up to $30.0 million in three tranches of $10.0 million each. We borrowed the first tranche of $10.0 million upon the closing of the transaction.  We used $6.6 million of the proceeds to repay the remaining obligations under our previous loan and security agreement with Lighthouse Capital Partners V, L. P., or Lighthouse, and expect to use the remaining capital to fund development activities related to our product candidates.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of March 31, 2011, we have an accumulated deficit of $124.9 million. We have funded our operations primarily through the sale of equity securities, upfront and milestone payments under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future partners. Our intent is to enter into licensing and development agreements with additional partners to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. We will need to seek additional capital through collaborations, equity and debt financings to fund our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, preclinical study and clinical trial accruals, deferred advance payments and stock-based compensation.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.

Revenue Recognition

Our contract revenues are generated primarily through research and development collaboration agreements, which typically may include non-refundable, non-creditable upfront fees, funding for research and development efforts, payments for achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

For multiple element arrangements, we evaluate the components of each arrangement as separate elements based on certain criteria. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the agreements. We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed and determinable; and collection is reasonably assured.

On January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update did not impact our financial position, cash flows or results of operations as of and for the three month period ended March 31, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us.  To date, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheet and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement.

Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our condensed statements of operations and approximate the amount of revenue recognized.

Also on January 1, 2011, we adopted an accounting standard update that provides guidance on revenue recognition using the milestone method. This update established the milestone method as an acceptable method of revenue recognition for certain contingent payments under research or development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. We have historically applied a milestone method approach to our research and development arrangements, so the prospective adoption of this update did not have a material impact on our results of operations, cash flows or financial position.

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured.

Royalty revenues based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. To date, none of our products have been approved and therefore we have not earned any royalty revenue from product sales.

Preclinical Study and Clinical Trial Accruals and Deferred Advance Payments

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct these activities on our behalf. In recording service fees, we estimate the time period over which the related services will be performed and compare the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrue additional service fees or defer any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust our accrual or deferred advance payment accordingly. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical study and clinical trial accruals.

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to our nonemployee Directors for their Board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of our stock-based awards and use the straight-line (single-option) method for expense attribution. We estimate forfeitures and recognize expense only for those shares expected to vest.

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

We recorded noncash stock-based compensation expense of $0.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had outstanding options to purchase 3,007,892 shares of our common stock. Based on the stock options outstanding as of March 31, 2011, we had unrecognized stock-based compensation expense for employees, net of estimated forfeitures, of $7.4 million, which will be recognized over a weighted-average period of 2.9 years. At March 31, 2011, the unrecognized compensation expense related to our employee stock purchase plan, or ESPP, stock purchase rights was $0.1 million, net of forfeitures, which will be recognized over a weighted-average period of 0.7 years.

We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010	Increase/ (decrease)
	(in thousands)
Contract revenue	$1,692	$210	$1,482
Contract revenue-related party	517	500	17
Research and development expenses(1)	12,689	6,601	6,088
General and administrative expenses(1)	2,626	1,948	678
Interest income	51	6	45
Interest expense	329	552	(223)
Loss on early extinguishment of debt	313	—	313
Other income (expense)	—	231	(231)

(1)                      Includes the following stock-based compensation expenses:

Research and development expenses	$460	$346	$114
General and administrative expenses	231	208	23

Contract revenue.  During the quarter ended March 31, 2010, we recognized $0.2 million of revenue for work we performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.  For the three months ended March 31, 2011, we recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement.  We also recognized $0.2 million of the $7.0 million upfront fee received under the Medicis agreement.  In addition, we recognized $0.5 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

Contract revenue-related party.  During each of the three month periods ending March 31, 2010 and 2011, we recognized $0.5 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK.

Research and development expenses.  Research and development expenses consist primarily of costs associated with research activities, as well as costs associated with our drug development efforts, including preclinical studies and clinical trials. Research and development expenses, including those paid to third parties, are recognized as incurred. Research and development expenses include:

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

The increase in research and development expenses for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for AN2690, AN2728 and AN2898 to increase by $3.8 million, $2.3 million and $1.1 million, respectively.  In the fourth quarter of 2010, we initiated our Phase 3 clinical trials for AN2690 and we were actively enrolling patients in the first quarter of 2011.  During this period, we were also manufacturing and labeling our clinical supplies for these trials.  This compared to the first quarter of 2010, when we had just received notice of termination of our license agreement with Schering so our AN2690-related activities were minimal during that quarter. For AN2728, our activities during the first quarter of 2011 consisted of enrolling patients in our Phase 2b clinical trial in psoriasis and starting our initial manufacturing activities in preparation for our Phase 3 trial in the second half of 2011.  This compared to lower AN2728-related activities in the first quarter of 2010, which consisted of our initial Phase 2 trial for AN2728 and completion of some preclinical studies.  Our first quarter of 2011 activities for AN2898 consisted of manufacturing clinical supplies, conducting preclinical studies and initiating activities for our Phase 2 trial in atopic dermatitis, which was an increase compared to the first quarter of 2010 in which our AN2898-related activities were limited.

For the three months ended March 31, 2011 compared to the same period in 2010, our research and development spending also increased by $1.1 million and $0.8 million under our contracts with Lilly and Medicis, respectively.  Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011.

The increases in expenses for our product candidates and the Lilly and Medicis collaborations were partially offset by decreases of $1.0 million and $1.3 million in spending for GSK ‘052 and our other GSK programs, respectively.  This compared to the first three months of 2010 when we were conducting the Phase 1 clinical trial for GSK’052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK ‘052 following their licensing of the compound in July 2010.  In the first three months of 2011, our activities on the other GSK programs were reduced compared to the same period in 2010 pending decisions from GSK regarding further development of compounds under these programs.

Our efforts on our internal early-stage research projects decreased by $1.3 million during the first quarter of 2011 as compared with the same period in 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly.  Our neglected diseases program expenses for the first quarter of 2011 increased by $0.6 million compared to the same quarter in 2010 as our efforts on certain of these initiatives increased.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our product candidates and our continued and increasing efforts under our collaborations with GSK, Lilly and Medicis. In particular, our clinical trial expenses will increase to the extent we are successful in enrolling subjects in our AN2690 Phase 3 clinical trials.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, consulting costs associated with financial services, professional fees for legal services, including patent-related expenses, and auditing and tax services.

The increase in general and administrative expenses in the first quarter of 2011 as compared with the same period in 2010 was primarily due to the higher costs of operating as a public company.  Our professional accounting and legal fees, Board of Directors compensation, directors and officers insurance and investor relations expenses all increased.  We also added additional staff in the latter part of 2010, including our Chief Financial Officer.  These increases were only partially offset by lower patent-related legal fees.

We expect that general and administrative expenses will increase in the future as we expand our operating activities, hire additional staff and incur additional costs associated with operating as a public company.

Interest income.  The rise in interest income for the first quarter of 2011 compared to the same quarter in 2010 was a result of the increase in our investment balances due to our initial public offering, or IPO, in November 2010.

Interest expense and loss on early extinguishment of debt.  In March 2011, we drew down $10.0 million under our new loan facility with Oxford and Horizon and used $6.6 million of the proceeds to repay the remaining obligations under our loan facility with Lighthouse. Interest expense decreased for the first three months of 2011 compared to the same period in 2010 due to the lower outstanding balance on our debt.  Upon the early extinguishment of our Lighthouse debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other income (expense).  The decrease in other income (expense) in the first three months of 2011 compared to the same period in 2010 reflected the net reduction in the fair values of our preferred stock warrants during the first quarter of 2010. In connection with our IPO in November 2010, the preferred stock warrants automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our IPO in November 2010, the private placement of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments.  At March 31, 2011, we had available cash and cash equivalents and short-term investments of $76.5 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(2,960)	$(8,231)
Net cash (used in) provided by investing activities	(9,153)	4,638
Net cash provided by financing activities	1,455	39
Net decrease in cash and cash equivalents	$(10,658)	$(3,554)

Net cash used in operating activities was $3.0 million and $8.2 million in the three months ended March 31, 2011 and 2010, respectively.  The net cash used in operating activities in the three months ended March 31, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipt of the $7.0 million upfront payment from Medicis and a $2.3 million receipt of contract funding from Medicines for Malaria Venture, one of our neglected diseases collaborators. The net cash used in operating activities in the three months ended March 31, 2010 primarily reflected our net loss adjusted by the noncash items and the changes in operating assets and liabilities.

Net cash (used in) provided by investing activities was $(9.2) million and $4.6 million in the three months ended March 31, 2011 and 2010, respectively.  The net cash used in investing activities for the three months ended March 31, 2011 was primarily related to the purchases of investments and property and equipment, net of the proceeds from maturities of investments.  For the three months ended March 31, 2010, the net cash provided by investments was primarily due to the maturities of investments.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2011 compared with $39,000 for the three months ended March 31, 2010.  The cash provided by financing activities in the first quarter of 2011 was primarily due to the $10.0 million drawdown of the first tranche under our new loan facility with Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments, as well as the early extinguishment of our remaining obligations, under our Lighthouse loan facility. An additional $0.4 million was paid during the first quarter of 2011 for a facility fee and legal costs related to our new loan facility.  The net cash provided by financing activities for the first quarter of 2010 reflected only the proceeds from stock option exercises.

We believe that our existing capital resources, along with interest thereon, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including conduct of Phase 3 clinical trials for AN2690 and initiation and conduct of Phase 3 clinical trials for AN2728;

•                  the success of our collaborations with GSK, Lilly and Medicis and the attainment of contingent event-based payments and royalties, if any, under those agreements;

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Operating leases	$11,262	$1,369	$2,955	$3,150	$3,788
Note payable (including interest)	13,044	664	6,712	5,668	—
Total contractual obligations	$24,306	$2,033	$9,667	$8,818	$3,788

Notes Payable

On March 18, 2011, we entered into a loan and security agreement with Oxford and Horizon to provide up to $30.0 million, available in three tranches of $10.0 million each (see Note 6 to the condensed financial statements). The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse.

Contracts

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments, we may also be subject to these risks. However, our investments as of March 31, 2011 are comprised of U.S treasury securities, federal agency securities with a minimum rating of AAA or A1, and U.S. government guaranteed corporate bonds with a remaining average maturity of the entire portfolio of 143 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of our exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Interest Rate Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. The occurrence of any of the following adverse developments described in the following risk factors could harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three months ended March 31, 2011 of $13.7 million and have incurred net losses in each year since our inception, including net losses of approximately $21.6 million, $24.8 million and $10.1 million for 2008, 2009 and 2010, respectively, and as of March 31, 2011, we had an accumulated deficit of approximately $124.9 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of AN2690, commence Phase 3 clinical trials of AN2728, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Revenues from our collaboration with GSK are uncertain because GSK may not continue to develop GSK2251052, or GSK ‘052, the product candidate recently licensed by GSK; contingent event-based payments under our agreements with GSK may not be earned; GSK may not exercise its option to license additional product candidates that may be identified pursuant to our collaboration with them; these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  our ability to obtain additional funding to develop our product candidates;

•                  the need to obtain and maintain regulatory approval for AN2690, AN2728, AN2898, GSK ‘052 or any of our other product candidates;

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

•                  our ability and third parties’ abilities to protect intellectual property rights;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of AN2690 and AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. Under the GSK agreement, we are required to use diligent efforts to identify and optimize product candidates and to provide certain numbers of personnel and other resources under drug development projects. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, research funding under our collaboration with Lilly, reimbursements from our various collaborations with leading not-for-profit organizations related to our neglected diseases initiatives and contingent event-based payments or royalties from GSK, Lilly or Medicis, which we may not receive. We believe our existing cash, cash equivalents and short-term investments and interest thereon will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including initiation and conduct of Phase 3 clinical trials for AN2690 and AN2728;

•                  the success of our collaborations with GSK, Lilly and Medicis and the attainment of contingent event-based payments and royalties, if any, under those agreements;

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

Our current loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation, which we entered into in March 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lender’s lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets, and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that AN2690, AN2728, AN2898, GSK ‘052 or any of our other product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially AN2690. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates.

We commenced Phase 3 clinical trials in the fourth quarter of 2010, under a Special Protocol Assessment whereby the FDA concurred with our key endpoint measures and trial design. We may conduct lengthy and expensive Phase 3 clinical trials of AN2690 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval for AN2690. Similarly, our clinical development programs for AN2728, AN2898 and our other product candidates and GSK’s development programs for GSK ‘052 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If AN2690, AN2728, AN2898, GSK ‘052 or any of our other product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of AN2690, AN2728, AN2898, GSK ‘052 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those currently contemplated, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, with the license of GSK ‘052, GSK now controls the development and commercialization of GSK ‘052.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorable as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If AN2690, AN2728, AN2898, GSK ‘052 or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of AN2690 and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints or demonstrate an acceptable safety level, the prospects for approval of AN2690 and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. For example, a small number of patients who received AN2690 treatment experienced some skin irritation around their toenails during clinical trials of AN2690 for onychomycosis. In addition, a small number of patients who received AN2728 treatment experienced some skin irritation during clinical trials of AN2728 for psoriasis, and one serious adverse event was reported in a patient who developed a rash after receiving an injection of penicillin outside the trial for a sore throat and needed to be hospitalized for this non-life threatening reaction. GSK ‘052 is being developed for the systemic treatment of infections caused by Gram-negative bacteria and is still in the early stages of clinical development. The range and potential severity of possible side effects from systemic therapies is greater than for topically administered drugs. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

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

The commercial success of AN2690, AN2728, AN2898, GSK ‘052 or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•                  limitations or warnings contained in a product’s FDA-approved labeling;

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

If AN2690 is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds. AN2690 will also compete against over-the-counter products and possibly various devices under development for onychomycosis. If approved for the treatment of psoriasis, AN2728 will compete against a number of approved topical treatments, including Taclonex (a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene), corticosteroids and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel, Remicade, Stelara, Simponi, Amevive, and Humira. A number of other treatments are used for psoriasis, including light based treatments and non-prescription topical treatments. In atopic dermatitis, our product candidates, if approved, would compete with other marketed atopic dermatitis therapeutics, which typically include combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus).

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

Current treatments for onychomycosis are often not reimbursed by third-party payors. We do not know the extent to which AN2690 will be reimbursed if it is approved. Reimbursement decisions by third-party payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728 and GSK ‘052, will also be subject to uncertain reimbursement decisions by third-party payors. Our products are less likely to be used if they do not receive adequate reimbursement.

The market for our product candidates may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

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

Healthcare costs have risen significantly over the past decade. On March 23, 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

Even if regulatory approval is obtained for any of our product candidates, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.

Our product candidates will also be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and Medicis. These research collaborations may fail to successfully identify product candidates, or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights as well as a compound (GSK ‘052) for which GSK has sole development and commercialization rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration candidate products, our operating results and financial condition could be materially and adversely affected.

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

During the research terms of the collaborations, we (and in some cases also our partner) are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, including certain numbers of full-time equivalent scientists, on a project-by-project basis. We are either reimbursed our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments, contingent event-based payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant contingent event-based payments are payable only on compounds that the partner chooses to license or develop, such as GSK ‘052 in the case of GSK. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to or develop any resulting product candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such request, we will be obligated to pay certain contingent event-based payments and royalties if we elect to develop and commercialize such products.

If our collaboration partner elects to license or develop a compound, like GSK has with GSK ‘052, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. For example, under the GSK collaboration, we developed and GSK exercised an exclusive license to GSK ‘052, which is our lead systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. We are dependent on GSK for the further development and commercialization of this compound. Thus, even with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including contingent event-based payments and royalties, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates, and in some cases would owe our previous partner royalties to continue to develop and commercialize any such product candidates.

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, including GSK in the case of GSK ‘052, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations, including GSK in the case of GSK ‘052. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We could also become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

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

We outsource substantial portions of our operations to third-party service providers, including chemical synthesis, biological screening and manufacturing. Our agreements with third-party service providers and clinical research organizations are on a study-by-study basis and are typically short-term. In all cases, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. Under our agreement with Schering, the formulation for AN2690 was finalized and manufactured at one of Schering’s GMP facilities. In November 2009, Schering merged with Merck, and in May 2010, we regained the worldwide rights to AN2690. As part of the transition from Merck to us, we received sufficient drug product to initiate and sufficient active ingredient to complete our Phase 3 clinical trials of AN2690. We have transferred manufacturing of additional supplies of AN2690 to a third-party manufacturer that operates in compliance with cGMP regulations and will need to scale up and manufacture additional active ingredient and drug product in order to complete our NDA submission. The inability to manufacture sufficient supplies of the drug product could adversely effect clinical trial enrollment or timing or, if AN2690 is approved, product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728, AN2718 and AN2898. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including AN2690. We may encounter technical difficulties or delays in the transfer of AN2690 manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

We are substantially dependent on third-party vendors and contract research organizations for preclinical studies and clinical trials related to our drug discovery and development efforts. If we lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.*

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

As of May 1, 2011, we are the owner of record of 8 issued U.S. patents and 5 non-U.S. patents with claims to boron-containing compounds and methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 28 U.S. patent applications (8 provisional and 20 non-provisional), 15 international (PCT) patent applications and 110 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 2 U.S. patent applications (1 provisional and 1 non-provisional) and 2 international (PCT) patent applications and 3 non-U.S. patent applications are solely owned by a collaborator as of May 1, 2011. In 2011, we estimate that we will allow 22 non-U.S. patents and 49 non-U.S. patent applications that do not relate to our clinical product candidates to expire or become abandoned and have not included such patents and patent applications in the totals above.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent Office in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product with it. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial partners against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Some of our intellectual property rights related to compounds that are not in clinical development as of March 31, 2011 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of March 31, 2011 were developed through a collaboration with the Drugs for Neglected Diseases initiative, or DNDi. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture a product for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China, and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, a product containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. As of March 31, 2011, the boron-containing compounds being studied in this collaboration are structurally distinct from our five clinical product candidates. As of March 31, 2011, none of our five clinical product candidates are being considered for use in the DNDi collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of March 31, 2011 were developed through a collaboration with the Global Alliance for TB Drug Development, or TB Alliance. We accept research funding from the TB Alliance, and we provide the TB Alliance with a non-exclusive, worldwide, royalty-free, sublicensable license to make, have made, use, sell, offer for sale and import for the purpose of treating tuberculosis, boron-containing small molecule compounds that have a high level of effectiveness against the bacteria associated with tuberculosis, but a low level of effectiveness against certain other bacteria which are associated with other human diseases. As a result, we may not be able to realize any revenue from any human therapeutics generated under the agreement for tuberculosis. As of March 31, 2011, the boron-containing compounds under development in this collaboration are structurally distinct from our five clinical product candidates. As of March 31, 2011, none of our five clinical product candidates are being considered for use in the TB Alliance collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of March 31, 2011 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under the agreement. As of March 31, 2011, the boron-containing compounds under development in this collaboration are structurally distinct from our five clinical product candidates. As of March 31, 2011, none of our five clinical product candidates are being considered for use in the MMV collaboration. In March 2011, we entered into a preclinical and clinical development agreement and compound license for a compound developed jointly with MMV.

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

As a new public company, following our November 2010 initial public offering, or IPO, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The growth of our operations and our IPO created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to create the level of segregation of duties customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

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

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Relating to Owning Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to our stockholders for approval.

As of March 31, 2011, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing more than 80% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•                  results of our clinical trials;

•                  results of clinical trials of our competitors’ products;

•                  regulatory actions with respect to our products or our competitors’ products;

•                  actual or anticipated fluctuations in our financial condition and operating results;

•                  actual or anticipated changes in our growth rate relative to our competitors;

•                  actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

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

Our share price may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2011, sales of 14,632,277 shares of our common stock are restricted under securities laws or as a result of lock-up agreements but will be able to be resold beginning upon expiration of the lock-up agreements, which will occur on May 22, 2011, unless extended under certain circumstances. Moreover, holders of an aggregate of 13,399,099 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the NASDAQ Global Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring these rules and proposed changes to rules, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) UNREGISTERED SALES OF EQUITY SECURITIES

In connection with the loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation, or the Lenders, and the first tranche drawdown of $10.0 million, on March 18, 2011 we issued initial warrants to the Lenders to purchase 80,527 shares of our common stock (equal to 5.5% of the amount drawn) at an exercise price of $6.83 per share.  Additional information regarding the issuance of these warrants was previously provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011.

(b) USE OF PROCEEDS

There has been no material change in our planned use of the proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010. We invested the funds received in a variety of capital preservation instruments, including short- and long-term interest-bearing obligations, direct or guaranteed obligations of the U.S. government, certificates of deposit and money market funds.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(3)	Warrant to Purchase Stock issued to Oxford Finance Corporation, dated as of March 18, 2011.
4.10(3)	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of March 18, 2011.
10.27††	Research and Development Option and License Agreement between Medicis Pharmaceutical Corporation and the Registrant, dated as of February 9, 2011.
10.28(3)	Loan and Security Agreement among the Registrant, Oxford Finance Corporation and Horizon Technology Finance Corporation, dated as of March 18, 2011.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been received with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2010, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.