Form 10-Q
period 2011-06-30
Anacor Pharmaceuticals Inc
filed 2011-08-12
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 3, 2011, there were 28,187,737 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	June 30,	December 31,
	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,995	$21,743
Short-term investments	52,211	56,848
Restricted investment	56	—
Contract receivable	1,010	1,066
Contract receivable–related party	26	18
Government grant receivable	—	108
Prepaid expenses and other current assets	1,545	1,537
Total current assets	65,843	81,320
Property and equipment, net	1,869	1,844
Restricted investments	141	197
Other assets	603	603
Total assets	$68,456	$83,964

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,901	$2,138
Accrued liabilities	9,137	6,963
Accrued liabilities- related party	125	125
Notes payable	474	1,522
Deferred revenue	6,426	3,885
Total current liabilities	19,063	14,633
Deferred rent	919	902
Notes payable, less current portion	8,978	6,219
Deferred revenue, less current portion	9,754	5,817
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	169,874	167,559
Accumulated other comprehensive income (loss)	12	(14)
Accumulated deficit	(140,172)	(111,180)
Total stockholders’ equity	29,742	56,393
Total liabilities and stockholders’ equity	$68,456	$83,964

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$2,343	$6,155	$4,035	$6,365
Contract revenue – related party	514	519	1,031	1,019
Total revenues	2,857	6,674	5,066	7,384

Operating expenses:
Research and development	15,473	6,123	28,162	12,724
General and administrative	2,353	1,701	4,979	3,649
Total operating expenses	17,826	7,824	33,141	16,373

Loss from operations	(14,969)	(1,150)	(28,075)	(8,989)
Interest income	44	2	95	8
Interest expense	(351)	(558)	(680)	(1,110)
Loss on early extinguishment of debt	—	—	(313)	—
Other income (expense)	(19)	235	(19)	466
Net loss	$(15,295)	$(1,471)	$(28,992)	$(9,625)
Net loss per common share – basic and diluted (1)	$(0.54)	$(0.99)	$(1.03)	$(6.49)
Weighted-average number of common shares used in calculating net loss per common share – basic and diluted (1)	28,067,181	1,490,799	28,033,724	1,483,135

(1) See Note 2 for a discussion of the weighted-average number of common shares and net loss per common share for the three and six months ended June 30, 2011 and 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Operating activities
Net loss	$(28,992)	$(9,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	373
Amortization of debt discount and debt issuance costs	190	387
Stock-based compensation	1,849	1,069
Change in fair value of preferred stock warrants liability	—	(465)
Amortization of premium on short-term investments	773	27
Accrual of final payment on notes payable	125	266
Noncash loss on early extinguishment of debt	263	—
Changes in assets and liabilities:
Contract receivable	56	(39)
Contract receivable – related party	(8)	(385)
Government grant receivable	108	—
Prepaid and other current assets	11	163
Other assets	59	—
Deferred initial public offering costs	—	(890)
Accounts payable	763	(479)
Accrued liabilities	2,174	423
Deferred revenue	6,478	(282)
Deferred rent	17	38
Net cash used in operating activities	(15,808)	(9,419)

Investing activities
Purchases of short-term investments	(38,198)	—
Maturities of short-term investments	42,087	5,890
Acquisition of property and equipment	(351)	(2)
Net cash provided by investing activities	3,538	5,888

Financing activities
Proceeds from notes payable	10,000	—
Principal payments on notes payable	(6,689)	—
Final payment on notes payable	(1,455)	—
Payment of financing fee and debt issuance costs	(418)	—
Proceeds from the exercise of stock options by employees and consultants	84	39
Net cash provided by financing activities	1,522	39

Net decrease in cash and cash equivalents	(10,748)	(3,492)
Cash and cash equivalents at beginning of period	21,743	8,584
Cash and cash equivalents at end of period	$10,995	$5,092

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase convertible preferred stock issued in connection with notes payable	$—	$570
Fair value of warrants to purchase common stock issued in connection with notes payable	$382	$—

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$2,111	$456

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

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The December 31, 2010 balance sheet is derived from the audited financial statements for the year ended December 31, 2010 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at June 30, 2011 and December 31, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At June 30, 2011 and December 31, 2010, approximately 100% and 62%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at June 30, 2011 and December 31, 2010 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenue from collaboration agreements with Eli Lilly and Company (Lilly), GlaxoSmithKline LLC (GSK) and Medicis Pharmaceutical Corporation (Medicis). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For the three and six months ended June 30, 2011, the Company also recognized contract revenue, related to research and development agreements with Medicines for Malaria Venture (MMV), that accounted for 10% or more of its total revenues.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Contract revenue and contract revenue — related party from collaborators and not-for-profit organizations that accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Lilly	36%	—	39%	—
GSK (related party)	18%	*	20%	14%
Medicis	10%	—	*	—
MMV	24%	*	17%	*
Schering/Merck (1)	—	86%	—	78%

*     less than 10% of total revenue

(1)  Agreement with Schering was terminated in May 2010 (see Note 8)

Contract Receivables

At both June 30, 2011 and December 31, 2010, the contract receivable consisted of $0.8 million in research funding due from Lilly (see Note 8) and $0.3 million due related to other contracts. The contract receivable – related party at June 30, 2011 and December 31, 2010 represents reimbursable patent costs of $26,000 and $18,000, respectively, due from GSK (see Note 8).

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

On January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update did not impact the Company’s financial position, cash flows or results of operations as of and for the three and six month periods ended June 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to the Company’s nonemployee Directors for their Board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards and uses the straight-line (single-option) method for expense attribution. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

The weighted-average number of common shares used in calculating net loss per common share — basic and diluted for the three and six months ended June 30, 2010 excludes convertible preferred stock shares outstanding from January 1 through June 30, 2010, which converted into 11,120,725 shares of common stock as of the November 30, 2010 closing of the Company’s initial public offering (IPO). For the three and six months ended June 30, 2011, the weighted-average number of common shares used in calculating net loss per common share — basic and diluted includes 12,000,000 shares of common stock sold in the Company’s IPO, 2,000,000 shares sold in the concurrent private placement and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of the Company’s IPO.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Recent Accounting Pronouncements

In May 2011, an amendment to an accounting standards was issued that amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change is the disclosure information required for Level 3 measurements based on unobservable inputs. This standard will become effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This standard will become effective retrospectively for the Company on January 1, 2012. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on the Company’s financial statements.

3. Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(15,295)	$(1,471)	$(28,992)	$(9,625)
Unrealized gain (loss) on investments	(2)	—	26	(2)
Total comprehensive loss	$(15,297)	$(1,471)	$(28,966)	$(9,627)

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Marketable Securities and Fair Value Measurements

At June 30, 2011, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Money market fund	$10,986	$—	$—	$10,986
U.S. treasury securities	17,504	10	—	17,514
Federal agency securities	14,790	1	(2)	14,789
U.S. government guaranteed corporate bonds	19,905	4	(1)	19,908
Total marketable securities	$63,185	$15	$(3)	$63,197

Reported as:
Cash and cash equivalents				$10,986
Short-term investments				52,211
Total marketable securities				$63,197

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

All marketable securities held at June 30, 2011 and December 31, 2010 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recognized from the sale of marketable securities for the three or six months ended June 30, 2011 and 2010.

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

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at June 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at June 30, 2011
Financial assets:
Money market fund	$10,986	$—	$—	$10,986
U.S. treasury securities	—	17,514	—	17,514
Federal agency securities	—	14,789	—	14,789
U.S. government guaranteed corporate bonds	—	19,908	—	19,908
Total marketable securities	$10,986	$52,211	$—	$63,197

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2010
Financial assets:
Money market fund	$13,413	$—	$—	$13,413
U.S. treasury securities	—	14,361	—	14,361
Federal agency securities	—	29,249	—	29,249
U.S. government guaranteed corporate bonds	—	21,182	—	21,182
Total marketable securities	$13,413	$64,792	$—	$78,205

The fair values of the money market fund were derived from quoted market prices in an active market. Federal agency securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Accrued compensation	$1,673	$1,656
Accrued preclinical study and clinical trial costs	5,911	3,310
Other	1,553	1,997
Accrued liabilities	$9,137	$6,963

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

The loan agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any specific financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest or in the value of the collateral and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement.

The loan is secured by all assets of the Company except intellectual property. Under the loan agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property.

In connection with the loan agreement and the first tranche drawdown of $10.0 million, the Company issued initial warrants to the Lenders to purchase 80,527 shares of its common stock (with an aggregate exercise price equal to 5.5% of the amount drawn) at an exercise price of $6.83 per share. The warrants are immediately exercisable, may be exercised on a cashless basis and will expire on March 18, 2018. The fair value of the warrants issued was approximately $0.4 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.8% percent based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 73% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of 7 years, which is the contractual life of the warrants; and a dividend yield of 0%. The Company recorded a debt discount of $0.4 million to additional

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

paid-in capital associated with the issuance of the warrants. The number of shares subject to the warrants will increase by an amount equal to 5.5% of the amount drawn at each subsequent tranche, divided by the exercise price per share for that tranche (the lower of the 10-day average share price prior to the drawdown or the price per share on the day prior to the drawdown), up to a maximum aggregate exercise price of $1.65 million.

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

In March 2011, the Company recorded a loss of $0.3 million on the early extinguishment of its previous debt, which consisted of the write-off of the unamortized portions of the debt discount and the deferred issuance costs of approximately $0.2 million, the unaccrued portion of the final payment of $0.1 million and a prepayment penalty of $50,000. The loss on the early extinguishment of debt is included in the condensed statements of operations.

Future payments at June 30, 2011 are as follows (in thousands):

Year ending December 31,
Remainder of 2011	$470
2012	2,873
2013	3,839
2014	3,839
2015	1,830
Total minimum payments	12,851
Less amount representing interest	2,851
Notes payable, gross	10,000
Unamortized discount on notes payable	(608)
Accretion of the final payment	60
9,452
Less current portion of notes payable, including unamortized discount	474
Notes payable, less current portion	$8,978

The Company recorded interest expense related to all borrowings of $0.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. The annual effective interest rate on the new note payable, including the amortization of the debt discounts and accretion of the final payments, is 14.94%.

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

Pursuant to the agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee in October 2007, which is being recognized over the six-year research collaboration term on a straight-line basis. As of June 30, 2011, the Company has deferred revenue of $4.5 million related to this upfront fee.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Contract revenue – related party:
Amortization of upfront fee	$500	$500	$1,000	$1,000
Reimbursement for patent and clinical trial costs	14	19	31	19
Total contract revenue – related party	$514	$519	$1,031	$1,019

During the research term, the Company is committed to use diligent efforts to discover and optimize compounds pursuant to agreed research plans and to provide specified resources, including certain numbers of full-time-equivalent scientists, on a project-by-project basis. In connection with a December 2008 amendment to the agreement, the Company is also committed to spend not less than $20.0 million in the specified project areas during the remaining term of the agreement. Each party is responsible for its own research and development costs. The Company will be primarily responsible for the discovery and development of each product candidate from the research stage until GSK exercises an option for such product candidate. Upon exercise of an option, GSK will assume sole responsibility for the further development and commercialization of the applicable product candidate.  GSK is obligated to make contingent payments to the Company if certain development, regulatory and commercial events occur on a compound-by-compound basis. Additionally, the Company is eligible to receive other contingent payments for each approved drug based on sales of the drug. All such contingent payments, when earned, will be

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

non-refundable and non-creditable. The Company has evaluated the remaining contingent payments under the agreement with GSK based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three and six months ended June 30, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. As of June 30, 2011, the Company has deferred revenue of $2.8 million related to this upfront fee.

In addition, the Company will be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the remaining contingent payments under the agreement with Lilly based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Lilly’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three and six months ended June 30, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Lilly.

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

Revenues recognized under this August 2010 agreement were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
	(unaudited)	(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$438
Research funding	800	1,550
Total contract revenue	$1,019	$1,988

Medicis

In February 2011, the Company entered into a research and development agreement with Medicis Pharmaceutical Corporation (Medicis) to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company’s proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company’s intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis.

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year research term. As of June 30, 2011, the Company has deferred revenue of $6.5 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. Medicis is further obligated to pay the Company tiered royalties on sales of licensed products by Medicis or its sublicensees. For the three and six months ended June 30, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Medicis.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Revenues recognized under this 2011 agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)
Contract revenue:
Amortization of upfront fee	$292	$458
Total contract revenue	$292	$458

MMV

In March 2011, the Company entered into a three-year development agreement with Medicines for Malaria Venture (MMV) to collaborate on the development of AN3661 through human proof-of-concept studies. AN3661 was developed as part of a 2010 research agreement with MMV to identify new compounds for the treatment of malaria using the Company’s boron chemistry platform.

Under the terms of the March 2011 development agreement, the Company received a $1.7 million advance payment from MMV in April 2011 to fund development activities for AN3661 through December 2011. In January 2011, the Company had received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. Additional funding will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of June 30, 2011, the Company has deferred revenue of $1.5 million related to advance payments from the research and the development agreements.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$694	$109	$866	$109
Total contract revenue	$694	$109	$866	$109

Schering Corporation

In November 2009, Schering Corporation (Schering) merged with Merck. In May 2010, the Company entered into a mutual termination and release agreement with Merck pursuant to which the 2007 exclusive license, development and commercialization agreement with Schering for the development and worldwide commercialization of AN2690 was terminated. Under the May 2010 agreement, the Company regained the exclusive worldwide rights to AN2690, Merck provided for the transfer to the Company of all material and information related to AN2690, Merck paid $5.8 million to the Company, and the parties released each other from any and all claims, liabilities or other types of obligations relating to the 2007 agreement. Merck did not retain any rights to this compound.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Revenues recognized for the three and six months ended June 30, 2010 under the agreement with Schering and the related mutual termination and release agreement with Merck were as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)
Contract revenue:
Payment from Merck in connection with termination and release agreement	$5,750	$5,750
Reimbursement for development-related activities	(2)	29
Total contract revenue	$5,748	$5,779

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Research and development	$673	$333	$1,134	$679
General and administrative	485	182	715	390
Total	$1,158	$515	$1,849	$1,069

For the three and six months ended June 30, 2011, the Company issued 127,912 and 145,962 shares of the Company’s common stock and received $0.1 million and $0.1 million, respectively, in cash from the exercise of stock options. Total stock options granted for the three and six months ended June 30, 2011 were 144,650 shares, which included 18,900 stock option grants to nonemployees, and 1,230,025 shares, which included 43,900 stock option grants to nonemployees, respectively. The weighted-average fair value of options granted to employees and the Company’s nonemployee Directors was $4.31 per share and $4.70 per share for the three and six months ended June 30, 2011, respectively. The fair values for stock options granted (estimated at the date of grant) to employees and the Company’s nonemployee Directors and the fair value of employee stock purchase plan (ESPP) stock purchase rights for the three and six months ended June 30, 2011 were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	(unaudited)		(unaudited)
	Stock Options	ESPP	Stock Options	ESPP
Dividend yield	0%	0%	0%	0%
Volatility	74% – 75%	71% – 88%	74% – 75%	71% – 88%
Weighted-average expected life (in years)	5.3 – 6.1	0.5 – 2.2	5.3 – 6.1	0.5 – 2.2
Risk-free interest rate	1.9% - 2.1%	0.2% – 0.6%	1.9% - 2.6%	0.2% – 0.6%

At June 30, 2011, there were outstanding stock options to purchase 3,004,830 shares of the Company’s common stock. At June 30, 2011, the Company had $7.0 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights,

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

respectively, that will be recognized over a weighted-average period of 2.7 years and 0.7 years, respectively. There were no purchases of the Company’s common stock under the ESPP for the three and six months ended June 30, 2011.

10. Stock Plans

At the 2011 annual meeting of stockholders of the Company held on May 25, 2011, the stockholders approved the Company’s 2010 Equity Incentive Plan, as amended (2010 Plan), to among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares. As of June 30, 2011, there were 925,130 shares reserved for future issuance under the 2010 Plan.

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

Our three lead programs are: AN2690, a topical antifungal for the treatment of onychomycosis, a fungal infection of the nail and nail bed; AN2728, a topical anti-inflammatory for the treatment of psoriasis and atopic dermatitis; and GSK2251052, or GSK ‘052, a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. Our most advanced product candidate is AN2690. We initiated our Phase 3 clinical trials for AN2690 in the fourth quarter of 2010. In the second quarter of 2010, we completed a Phase 2b dose-ranging trial in psoriasis for AN2728, and we completed a second Phase 2b clinical trial in psoriasis in the second quarter of 2011. In the second quarter of 2010, we completed a Phase 1 trial of GSK ‘052, and achieved proof-of-concept as defined under our collaboration agreement with GlaxoSmithKline LLC, or GSK. In the third quarter of 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK ‘052. In the second quarter of 2011, GSK initiated two Phase 2 trials of GSK ‘052 in complicated urinary tract infections and complicated intra-abdominal infections.  In addition to our three lead programs, we have two other clinical product candidates, AN2718, our second topical antifungal product candidate, and AN2898, our second topical anti-inflammatory product candidate. In the second quarter of 2011, we initiated a Phase 2 trial of AN2728 and AN2898 in mild-to-moderate atopic dermatitis.  We also have a pipeline of internally discovered topical and systemic boron-based compounds in development. In the third quarter of 2010, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we will collaborate to discover products for a variety of animal health applications and in the first quarter of 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne.

Under the terms of the Medicis agreement, we received a $7.0 million upfront payment from Medicis in February 2011 and will be primarily responsible for discovering and conducting early development of product candidates that utilize our proprietary boron chemistry platform. Medicis will have an option to obtain an exclusive license for products covered by the agreement. We will be eligible for future payments of up to $153.0 million for the achievement of specified research, development, regulatory and sales goals, as well as tiered royalties on sales of licensed products by Medicis or its sublicensees. Medicis will be responsible for further development and commercialization of the licensed products on a worldwide basis.

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

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of June 30, 2011, we have an accumulated deficit of $140.2 million. We have funded our operations primarily through the sale of equity securities, upfront and milestone payments under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future partners. Our intent is to enter into licensing and development agreements with additional partners to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. We will need to seek additional capital through collaborations, equity and debt financings to fund our operations.

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

On January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update did not impact our financial position, cash flows or results of operations as of and for the three and six month periods ended June 30, 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

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

Also on January 1, 2011, we adopted an accounting standard update that provides guidance on revenue recognition using the milestone method. This update established the milestone method as an acceptable method of revenue recognition for certain contingent payments under research or development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. We have historically applied a milestone method approach to our research and development arrangements, so the prospective adoption of this update did not have a material impact on our results of operations, cash flows or financial position.

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

We recorded noncash stock-based compensation of $1.2 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we had outstanding options to purchase 3,004,830 shares of our common stock. As of June 30, 2011, we had $7.0 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.7 years and 0.7 years, respectively. There were no purchases of our common stock under the ESPP for the three and six months ended June 30, 2011. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change is the disclosure information required for Level 3 measurements based on unobservable inputs. This standard will become effective for us on January 1, 2012 and is not expected to have a material impact on our financial statements.

In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This standard will become effective retrospectively for us on January 1, 2012. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on our financial statements.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase/ (decrease)	2011	2010	Increase/ (decrease)

Contract revenue	$2,343	$6,155	$(3,812)	$4,035	$6,365	$(2,330)
Contract revenue-related party	514	519	(5)	1,031	1,019	12
Research and development expenses(1)	15,473	6,123	9,350	28,162	12,724	15,438
General and administrative expenses(1)	2,353	1,701	652	4,979	3,649	1,330
Interest income	44	2	42	95	8	87
Interest expense	351	558	(207)	680	1,110	(430)
Loss on early extinguishment of debt	—	—	—	313	—	313
Other income (expense)	(19)	235	(254)	(19)	466	(485)

(1)                      Includes the following stock-based compensation expenses:

Research and development expenses	$673	$333	$340	$1,134	$679	$455
General and administrative expenses	485	182	303	715	390	325

Comparison of the Three Months Ended June 30, 2011 and 2010

Contract revenue.  For the three months ended June 30, 2011, we recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement.  We also recognized $0.3 million of the $7.0 million upfront fee received under the Medicis agreement.  In addition, we recognized $1.0 million for research work performed under our agreements with not-for-profit organizations for neglected diseases. For the three months ended June 30, 2010, we recognized in full the $5.8 million fee that we received in connection with the termination of the Schering license agreement and $0.4 million of revenue for work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases

Contract revenue-related party.  For each of the three month periods ended June 30, 2011 and 2010, we recognized $0.5 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK.

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

The increase in research and development expenses for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for AN2690, AN2728 and AN2898 to increase by $4.7 million, $3.8 million and $0.9 million, respectively.  For AN2690, we were actively enrolling patients in our Phase 3 clinical trials in the second quarter of 2011, whereas in 2010 this trial had not yet been initiated.  In addition, we were completing the packaging and labeling activities for our clinical supplies for these trials and beginning our work to develop processes to manufacture the product in commercial quantities.  In contrast, during the second quarter of 2010, our AN2690 activities were limited to transitioning AN2690 materials and documents back to us from Schering in response to their termination of our licensing agreement with them in January 2010.  For AN2728, our activities during the second quarter of 2011 consisted of enrolling patients in our Phase 2b clinical trial in psoriasis, conducting a Phase 1 absorption trial, conducting preclinical studies and starting our initial manufacturing activities in preparation for a Phase 3 trial.  These activities compared to lower AN2728-related activities in the second quarter of 2010, which consisted of our initial Phase 2 trial for AN2728 and completion of some preclinical studies.  Our activities in the second quarter of 2011 for AN2898 consisted of initiating enrollment of patients in our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies, which resulted in an increase in AN2898 expenses compared to the second quarter of 2010 during which our AN2898-related activities were limited.

For the three months ended June 30, 2011 compared to the same period in 2010, our research and development spending also increased by $0.8 million and $1.4 million under our contracts with Lilly and Medicis, respectively.  Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011.

The increases in expenses for our AN2690, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations for the three months ended June 30, 2011 as compared to the same period in 2010 were partially offset by decreases of $0.6 million and $1.1 million in spending for GSK ‘052 and our other GSK programs, respectively. For the three months ended June 30, 2010, we were conducting the Phase 1 clinical trial for GSK’052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK ‘052 following their licensing of the compound in July 2010.  For the three months ended June 30, 2011, our activities on the other GSK programs were reduced compared to the same period in 2010 pending decisions from GSK regarding further development of compounds under these programs.

Our efforts on our internal early-stage research projects decreased by $1.4 million for the three months ended June 30, 2011 as compared with the same period in 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly. Our neglected diseases program expenses for the three months ended June 30, 2011 increased by $0.9 million compared to the same period in 2010 as our efforts on certain of these initiatives increased.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our lead programs and our continued efforts under our collaborations with GSK, Lilly and Medicis.  In particular, our clinical trial expenses will continue to increase to the extent we are successful in enrolling patients in our AN2690 Phase 3 clinical trial.

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

The increase in general and administrative expenses for the three months ended June 30, 2011 as compared with the same period in 2010 was primarily due to growth in our noncash stock-based compensation expenses and the higher costs of operating as a public company following our initial public offering (IPO) in November 2010.  Our legal fees, Board of Directors compensation, directors and officers insurance and investor relations expenses all increased.  We also added additional staff in the latter part of 2010, including our Chief Financial Officer.  These increases were only partially offset by lower patent-related legal fees.

We expect that general and administrative expenses will increase in the future as we expand our operating activities, hire additional staff and incur additional costs associated with operating as a public company.

Interest income.  The increase in interest income for the three months ended June 30, 2011 compared to the same period in 2010 was due to the increase in our investment balances as a result of the proceeds from our IPO in November 2010.

Interest expense.  Interest expense decreased for the three months ended June 30, 2011 compared to the same period in 2010 due to the lower average effective interest rate on our new loan with Oxford and Horizon.

Other income (expense).  The decrease in other income (expense) for the three months ended June 30, 2011 compared to the same period in 2010 reflected the net reduction in the fair values of our preferred stock warrants for the three months ended June 30, 2010. In connection with our IPO in November 2010, the preferred stock warrants outstanding at that time automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Comparison of the Six Months Ended June 30, 2011 and 2010

Contract revenue.  For the six months ended June 30, 2011, we recognized $1.6 million for research funding and $0.4 million of the upfront fee received under the Lilly agreement.  We also recognized $0.5 million of the upfront fee received under the Medicis agreement.  In addition, we recognized $1.6 million for research work performed under our agreements with not-for-profit organizations for neglected diseases. For the six months ended June 30, 2010, we recognized the $5.8 million license termination fee that we received from Schering and $0.6 million of revenue for work we performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.

Contract revenue-related party.  For each of the six month periods ending June 30, 2011 and 2010, we recognized $1.0 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK.

Research and development expenses.  The increase in research and development expenses for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for AN2690, AN2728 and AN2898 to increase by $8.5 million, $6.1 million and $2.0 million, respectively.  In the fourth quarter of 2010, we initiated our Phase 3 trial for AN2690 and we were actively enrolling patients during the six months ended June 30, 2011.  During this period, we were also manufacturing, packaging and labeling our clinical supplies for these trials and beginning our work to develop processes to manufacture the product in commercial quantities.  In contrast, during the first six months of 2010, our AN2690 activities were limited to transitioning AN2690 materials and documents back to us from Schering in response to their termination of our licensing agreement with them in January 2010.  For AN2728, our activities during the first six months of 2011 consisted of enrolling patients in our Phase 2b clinical trial in psoriasis, conducting a Phase 1 absorption trial, conducting preclinical studies and starting our initial manufacturing activities in preparation for a Phase 3 trial.  This compared to lower AN2728-related activities in the first six months of 2010, which consisted of our initial Phase 2 trial for AN2728 and completion of some preclinical studies.  Our activities in the first six months of 2011 for AN2898 consisted of enrolling patients in our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies, which resulted in an increase in AN2898 expenses compared to the first six months of 2010 during which our AN2898-related activities were limited.

For the six months ended June 30, 2011 compared to the same period in 2010, our research and development spending also increased by $1.9 million and $2.1 million under our contracts with Lilly and Medicis, respectively.  Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011.

The increases in expenses for our AN2690, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations were partially offset by decreases of $1.6 million and $2.5 million in spending for GSK ‘052 and our other GSK programs, respectively.  In the first six months of 2010 we were conducting the Phase 1 clinical trial for GSK’052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK ‘052 following their licensing of the compound in July 2010.  In the first six months of 2011, our activities on the other GSK programs were reduced compared to the same period in 2010 pending decisions from GSK regarding further development of compounds under these programs.

Our efforts on our internal early-stage research projects decreased by $2.5 million for the six months ended June 30, 2011 as compared with the same period in 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly. Our neglected diseases program expenses for the six months ended June 30, 2011 increased by $1.5 million compared to the same period in 2010 as our efforts on certain of these initiatives increased.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our lead programs and our continued efforts under our collaborations with GSK, Lilly and Medicis. In particular, our clinical trial expenses will increase to the extent we are successful in enrolling subjects in our AN2690 Phase 3 clinical trials.

General and administrative expenses.  The increase in general and administrative expenses for the six months ended June 30, 2011 as compared with the same period in 2010 was primarily due to the higher costs of operating as a public company.  Our professional accounting and legal fees, Board of Directors compensation, directors and officers insurance and investor relations expenses all increased.  We also added additional staff in the latter part of 2010, including our Chief Financial Officer.  Our noncash stock compensation expenses also increased for the six months ended June 30, 2011 as compared to the same period in 2010.  These increases were only partially offset by lower patent-related legal fees.

Interest income.  The rise in interest income for the six months ended June 30, 2011 compared to the same period in 2010 was due to the increase in our investment balances as a result of the proceeds from our IPO in November 2010.

Interest expense and loss on early extinguishment of debt.  In March 2011, we drew down $10.0 million under our new loan facility with Oxford and Horizon and used $6.6 million of the proceeds to repay the remaining obligations under our loan facility with Lighthouse. Interest expense decreased for the six months ended June 30, 2011 compared to the same period in 2010 due to the lower average effective interest rate on our new loan.  Upon the early extinguishment of our Lighthouse debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other income (expense).  The decrease in other income (expense) in the six months ended June 30, 2011 compared to the same period in 2010 reflected the net reduction in the fair values of our preferred stock warrants during the first six months of 2010. In connection with our IPO in November 2010, the preferred stock warrants automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our IPO in November 2010, the private placement of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments.  At June 30, 2011, we had available cash and cash equivalents and short-term investments of $63.2 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(15,808)	$(9,419)
Net cash provided by investing activities	3,538	5,888
Net cash provided by financing activities	1,522	39
Net decrease in cash and cash equivalents	$(10,748)	$(3,492)

Net cash used in operating activities was $15.8 million and $9.4 million for the six months ended June 30, 2011 and 2010, respectively.  The net cash used in operating activities for the six months ended June 30, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipt of the $7.0 million upfront payment from Medicis and a $2.3 million receipt of contract funding from Medicines for Malaria Venture, one of our not-for-profit organizations for neglected diseases. The net cash used in operating activities for the six months ended June 30, 2010 primarily reflected our net loss adjusted by the noncash items and the changes in operating assets and liabilities.

Net cash provided by investing activities was $3.5 million and $5.9 million for the six months ended June 30, 2011 and 2010, respectively.  The net cash provided by investing activities for the six months ended June 30, 2011 was primarily related to the proceeds from the maturities of investments, net of the purchases of investments. For the six months ended June 30, 2010, the net cash provided by investments was primarily due to the maturities of investments.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2011 compared with $39,000 for the six months ended June 30, 2010.  The cash provided by financing activities for the six months ended June 30, 2011 was primarily due to the $10.0 million drawdown of the first tranche under our new loan facility with Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments, as well as the early extinguishment of our remaining obligations, under our Lighthouse loan facility. An additional $0.4 million was paid during the three months ended March 31, 2011 for a facility fee and legal costs related to our new loan facility.  The net cash provided by financing activities for the six months ended June 30, 2010 reflected only the proceeds from stock option exercises.

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

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. Other than the notes payable obligations discussed below, the contractual obligations have not changed materially as of June 30, 2011 from our contractual obligations for 2011 and beyond included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011.

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

As of June 30, 2011, total payments of $12.9 million are due under the loan and security agreement with Oxford and Horizon as follows: $0.5 million for the remainder of 2011; $6.7 million in the aggregate for 2012 and 2013; and $5.7 million in the aggregate for 2014 and 2015.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments, we may also be subject to these risks. However, our investments as of June 30, 2011 are comprised of U.S treasury securities, federal agency securities and U.S. government guaranteed corporate bonds with a remaining average maturity of the entire portfolio of 109 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three and six months ended June 30, 2011 of $15.3 million and $29.0 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $21.6 million, $24.8 million and $10.1 million for 2008, 2009 and 2010, respectively, and as of June 30, 2011, we had an accumulated deficit of approximately $140.2 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of AN2690, commence Phase 3 clinical trials of AN2728, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

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

•                  the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, our products;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of AN2690 and planned Phase 3 clinical trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. Under the GSK agreement, we are required to use diligent efforts to identify and optimize product candidates and to provide certain numbers of personnel and other resources under drug development projects. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, research funding under our collaboration with Lilly, reimbursements from our various collaborations with leading not-for-profit organizations related to our neglected diseases initiatives and contingent event-based payments or royalties from GSK, Lilly or Medicis, which we may not receive. We believe our existing cash, cash equivalents and short-term investments and interest thereon will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our product candidates.

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

Our current loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation, which we entered into in March 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lender’s lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If AN2690, AN2728, AN2898, GSK ‘052 or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of AN2690 and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints or demonstrate an acceptable safety level, the prospects for approval of AN2690 and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We, GSK, Lilly, Medicis or our potential future partners may be unable to submit any NDA in the United States or any marketing approval application or other foreign applications for any of our products. If we or our partners submit any NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

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

•                  convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, sufficient revenue may not be generated from these products, and we may not become, or remain, profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

If AN2690 is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds. AN2690 will also compete against over-the-counter products and possibly various devices under development for onychomycosis. If approved for the treatment of psoriasis, AN2728 will compete against a number of approved topical treatments, including Taclonex (a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene), corticosteroids and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel, Remicade, Stelara, Simponi, Amevive and Humira. A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments. In atopic dermatitis, our product candidates, if approved, would compete with other marketed atopic dermatitis therapeutics, which typically include combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus).

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

All third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medicines exists among all these payors. Therefore, coverage of, and reimbursement for, drugs can differ significantly from payor to payor and can be difficult and costly to obtain.

Healthcare policy changes, including the Healthcare Reform Act, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. On March 23, 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that, if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

We plan to enter into sales and marketing arrangements with third parties for international sales of any approved products. To market and commercialize any product candidates outside of the United States, we, GSK, Lilly, Medicis or any other third parties that are marketing or selling our products must establish and comply with numerous and varied regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

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

Our product candidates will also be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

•                  suspend regulatory approval;

•                  suspend any ongoing clinical trials;

•                  refuse to approve pending applications or supplements to approved applications filed by us, GSK, Lilly, Medicis or our potential future partners;

•                  impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require a product recall.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies may issue regulations and guidelines directly applicable to us, GSK, Lilly, Medicis or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our products, which may adversely affect our results of operations.

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

We currently have three ongoing collaboration agreements: our most advanced arrangement, an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for viral and bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis for the discovery, development and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.

During the research terms of the collaborations, we (and in some cases also our partner) are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, including certain numbers of full-time equivalent scientists, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments, contingent event-based payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant contingent event-based payments are payable only on compounds that the partner chooses to license or develop, such as GSK ‘052 in the case of GSK. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to or develop any resulting product candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to pay certain contingent event-based payments and royalties if we elect to develop and commercialize such products.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We currently have sufficient drug product and active ingredient to complete our Phase 3 clinical trials of AN2690 as currently planned. Some of this material was manufactured by our former collaboration partner for AN2690 and we have transferred manufacturing of additional supplies of AN2690 to a third-party manufacturer that operates in compliance with cGMP regulations. That manufacturer will need to scale up and manufacture additional active ingredient and drug product in order to complete our NDA submission. The inability to manufacture sufficient supplies of the drug product could adversely affect clinical trial enrollment or timing or, if AN2690 is approved, product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728, AN2718 and AN2898. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including AN2690. We may encounter technical difficulties or delays in the transfer of AN2690 manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•                  the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and

•                  the possibility of delays or termination of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforceable in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

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

As of June 30, 2011, we are the owner of record of 9 issued U.S. patents and 7 non-U.S. patents with claims to boron-containing compounds and methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (5 provisional and 19 non-provisional), 15 international (PCT) patent applications and 123 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent applications, 3 international (PCT) patent applications and 3 non-U.S. patent applications are solely owned by a collaborator as of June 30, 2011. In 2011, we estimate that we will allow 22 non-U.S. patents and 49 non-U.S. patent applications that do not relate to our clinical product candidates to expire or become abandoned and have not included such patents and patent applications in the totals above.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of the product candidates or methods involving these candidates in the parent patent application. We plan to pursue divisional patent applications and/or continuation patent applications in the United States and many other countries to obtain claim coverage for inventions that were disclosed but not claimed in the parent patent application.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel, even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent Office in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

Some of our intellectual property rights related to compounds that are not in clinical development as of June 30, 2011 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of June 30, 2011 were developed through a collaboration with the Drugs for Neglected Diseases initiative, or DNDi. We accept research funding from DNDi. We grant DNDi a co-exclusive, royalty-free, sublicensable license to make, use, import and manufacture a product for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, a product containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi

Territory for any human therapeutics that we discover for these diseases. As of June 30, 2011, the boron-containing compounds being studied in this collaboration are structurally distinct from our five clinical product candidates. As of June 30, 2011, none of our five clinical product candidates are being considered for use in the DNDi collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of June 30, 2011 were developed through a collaboration with Medicines for Malaria Venture, or MMV. In March 2011, we entered into a preclinical and clinical development agreement with MMV. We accept funding from MMV under both our research and development agreements, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under the agreement. As of June 30, 2011, the boron-containing compounds under development in this collaboration are structurally distinct from our five clinical product candidates. As of June 30, 2011, none of our five clinical product candidates are being considered for use in the MMV collaboration.

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

Other Risks Relating to Our Business

We face potential product liability exposure and, if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

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

As of June 30, 2011, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing more than 80% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We do not anticipate paying cash dividends and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

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

None.

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

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9	Warrant to Purchase Stock issued to Oxford Finance Funding I, LLC, dated as of July 8, 2011.
4.10(3)	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of March 18, 2011.
10.3(5)	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101 ±

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

±  XBRL information is furnished and not filed or a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+  Indicates management contract or compensatory plan.

(1)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2010, and incorporated by reference herein.

(2)   Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.

(3)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2011, and incorporated herein by reference.

(4)   Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 29, 2011, and incorporated by reference herein.

(5) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 26, 2011, and incorporated by reference herein.

(6) This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.