Form 10-Q
period 2011-09-30
Anacor Pharmaceuticals Inc
filed 2011-11-14
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 28,192,158 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	September 30,	December 31,
	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,299	$21,743
Short-term investments	38,031	56,848
Contract receivable	1,650	1,066
Contract receivable—related party	53	18
Government grant receivable	—	108
Prepaid expenses and other current assets	997	1,537
Total current assets	58,030	81,320
Property and equipment, net	1,831	1,844
Restricted investments	197	197
Other assets	550	603
Total assets	$60,608	$83,964

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,244	$2,138
Accrued liabilities	8,559	6,963
Accrued liabilities—related party	125	125
Notes payable	1,228	1,522
Deferred revenue	4,549	3,885
Total current liabilities	17,705	14,633
Deferred rent	922	902
Notes payable, less current portion	8,340	6,219
Deferred revenue, less current portion	6,744	5,817
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	171,441	167,559
Accumulated other comprehensive income (loss)	3	(14)
Accumulated deficit	(144,575)	(111,180)
Total stockholders’ equity	26,897	56,393
Total liabilities and stockholders’ equity	$60,608	$83,964

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$3,097	$598	$7,132	$6,963
Contract revenue—related party	9,547	16,299	10,578	17,318
Total revenues	12,644	16,897	17,710	24,281

Operating expenses:
Research and development	14,013	7,408	42,175	20,132
General and administrative	2,703	1,863	7,682	5,512
Total operating expenses	16,716	9,271	49,857	25,644

Income (loss) from operations	(4,072)	7,626	(32,147)	(1,363)
Interest income	31	5	126	13
Interest expense	(351)	(491)	(1,031)	(1,601)
Loss on early extinguishment of debt	—	—	(313)	—
Other income (expense)	(11)	(78)	(30)	388
Net income (loss)	$(4,403)	$7,062	$(33,395)	$(2,563)
Net income (loss) per common share—basic (1)	$(0.16)	$4.73	$(1.19)	$(1.72)
Net income (loss) per common share—diluted (1)	$(0.16)	$0.49	$(1.19)	$(1.72)
Weighted-average number of common shares used in calculating net income (loss) per common share—basic (1)	28,174,576	1,492,021	28,081,190	1,486,136
Weighted-average number of common shares used in calculating net income (loss) per common share—diluted (1)	28,174,576	14,436,582	28,081,190	1,486,136

(1) See Note 2 for a discussion of the weighted-average number of common shares and net income (loss) per common share for the three and nine months ended September 30, 2011 and 2010.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Operating activities
Net loss	$(33,395)	$(2,563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	489	552
Amortization of debt discount and debt issuance costs	264	559
Stock-based compensation	3,217	2,082
Change in fair value of preferred stock warrants liability	—	(388)
Amortization of premium on short-term investments	1,142	26
Accrual of final payment on notes payable	177	(66)
Noncash loss on early extinguishment of debt	263	—
Changes in assets and liabilities:
Contract receivable	(584)	(983)
Contract receivable—related party	(35)	(613)
Government grant receivable	108	—
Prepaid and other current assets	560	119
Other assets	101	—
Deferred initial public offering costs	—	(1,551)
Accounts payable	1,105	13
Accrued liabilities	1,596	1,246
Deferred revenue	1,591	2,992
Deferred rent	20	53
Net cash (used in) provided by operating activities	(23,381)	1,478

Investing activities
Purchases of short-term investments	(44,216)	—
Maturities of short-term investments	61,907	5,890
Acquisition of property and equipment	(476)	(5)
Net cash provided by investing activities	17,215	5,885

Financing activities
Proceeds from notes payable	10,000	—
Principal payments on notes payable	(6,689)	(1,542)
Final payment on notes payable	(1,455)	—
Payment of financing fee and debt issuance costs	(418)	—
Proceeds from employee stock plan purchases and the exercise of stock options by employees and consultants	284	56
Net cash provided by (used in) financing activities	1,722	(1,486)

Net (decrease) increase in cash and cash equivalents	(4,444)	5,877
Cash and cash equivalents at beginning of period	21,743	8,584
Cash and cash equivalents at end of period	$17,299	$14,461

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase convertible preferred stock issued in connection with notes payable	$—	$570
Fair value of warrants to purchase common stock issued in connection with notes payable	$382	$—

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$2,346	$658

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed five molecules that are currently in clinical development. Its three lead programs are tavaborole, formerly known as AN2690, a topical antifungal for the treatment of onychomycosis; AN2728, a topical anti-inflammatory for the treatment of psoriasis and atopic dermatitis; and GSK2251052 (GSK ‘052), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. In addition to its three lead programs, the Company has two other clinical product candidates, AN2718, its second topical antifungal product candidate, and AN2898, its second topical anti-inflammatory product candidate. The Company also has a pipeline of internally discovered topical and systemic boron-based compounds in development.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The December 31, 2010 balance sheet is derived from the audited financial statements for the year ended December 31, 2010 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

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

Use of Estimates

The preparation of the condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, notes payable, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at September 30, 2011 and December 31, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At September 30, 2011 and December 31, 2010, approximately 80% and 62%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at September 30, 2011 and December 31, 2010 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenue from collaboration agreements with GlaxoSmithKline LLC (GSK) and Eli Lilly and Company (Lilly). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results.

Contract revenue and contract revenue—related party from collaborators that accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
GSK (related party)	76%	96%	60%	71%
Lilly	16%	*	22%	*
Schering/Merck (1)	—	—	—	24%

*                      less than 10% of total revenue

(1)               Agreement with Schering was terminated in May 2010 (see Note 8)

Contract Receivable

At September 30, 2011 and December 31, 2010, the contract receivable consisted of $0.8 million and $0.8 million, respectively, in research funding due from Lilly (see Note 8), $0.9 million and $0, respectively, due from Medicines for Malaria Venture (MMV) (see Note 8) and $0 and $0.3 million, respectively, due related to other contracts. The contract receivable—related party at September 30, 2011 and December 31, 2010 represents reimbursable patent and research costs of $53,000 and $18,000, respectively, due from GSK (see Note 8).

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

On January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update had a material impact on the revenues recognized by the Company for the three and nine month periods ended September 30, 2011 as a result of the amended guidance being applied to a material modification of the Company’s 2007 collaboration agreement with GSK in September 2011 (see Note 8). The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company. Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheet and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are excluded in the calculation of diluted net loss per share because their effect would be antidilutive.

The weighted-average number of common shares used in calculating net income per common share—basic for the three months ended September 30, 2010 and net loss per common share—basic and diluted for the nine months ended September 30, 2010 excludes convertible preferred stock shares outstanding from January 1 through September 30, 2010, which converted into 11,120,725 shares of common stock as of the November 30, 2010 closing of the Company’s initial public offering (IPO). For the three and nine months ended September 30, 2011, the weighted-average number of common shares used in calculating net loss per common share—basic and diluted includes 12,000,000 shares of common stock sold in the Company’s IPO, 2,000,000 shares sold in the concurrent private placement and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of the Company’s IPO.

The following table presents the calculation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss) per common share
Numerator:
Net income (loss) used to compute net income (loss) per common share—basic	$(4,403)	$7,062	$(33,395)	$(2,563)
Change in fair value of preferred stock warrants liability	—	78	—	—
Net income (loss) used to compute net income (loss) per common share—diluted	$(4,403)	$7,140	$(33,395)	$(2,563)
Denominator:
Weighted-average number of common shares used in calculating net income (loss) per common share—basic	28,174,576	1,492,021	28,081,190	1,486,136
Add:
Weighted-average effect of common stock equivalents (1):
Convertible preferred stock	—	11,120,725	—	—
Convertible preferred stock warrants	—	197,847	—	—
Common stock options	—	1,625,989	—	—
Weighted-average number of common shares used in calculating net income (loss) per common share—diluted (1)	28,174,576	14,436,582	28,081,190	1,486,136
Net income (loss) per common share—basic	$(0.16)	$4.73	$(1.19)	$(1.72)
Net income (loss) per common share—diluted	$(0.16)	$0.49	$(1.19)	$(1.72)

(1) In periods of a net loss, all common stock equivalents are excluded in the calculation of diluted net loss per share because their effect would be antidilutive.

Recent Accounting Pronouncements

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change is the disclosure information required for Level 3 (see Note 4) measurements based on unobservable inputs. This standard will become effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This standard will become effective retrospectively for the Company on January 1, 2012. As this accounting standard relates only to the presentation of other comprehensive income, the adoption of the standard is not expected to significantly impact the Company’s financial statements.

3. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income (loss)	$(4,403)	$7,062	$(33,395)	$(2,563)
Unrealized gain (loss) on investments	(9)	—	17	(2)
Total comprehensive income (loss)	$(4,412)	$7,062	$(33,378)	$(2,565)

4. Marketable Securities and Fair Value Measurements

At September 30, 2011, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Money market fund	$13,786	$—	$—	$13,786
U.S. treasury securities	7,853	3	—	7,856
Federal agency securities	10,446	2	—	10,448
U.S. government guaranteed corporate bonds	23,241	—	(2)	23,239
Total marketable securities	$55,326	$5	$(2)	$55,329

Reported as:
Cash and cash equivalents				$17,298
Short-term investments				38,031
Total marketable securities				$55,329

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

All marketable securities held at September 30, 2011 and December 31, 2010 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recognized from the sale of marketable securities for the three or nine months ended September 30, 2011 and 2010.

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

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at September 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at September 30, 2011
Financial assets:
Money market fund	$13,786	$—	$—	$13,786
U.S. treasury securities	—	7,856	—	7,856
Federal agency securities	—	10,448	—	10,448
U.S. government guaranteed corporate bonds	—	23,239	—	23,239
Total marketable securities	$13,786	$41,543	$—	$55,329

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2010
Financial assets:
Money market fund	$13,413	$—	$—	$13,413
U.S. treasury securities	—	14,361	—	14,361
Federal agency securities	—	29,249	—	29,249
U.S. government guaranteed corporate bonds	—	21,182	—	21,182
Total marketable securities	$13,413	$64,792	$—	$78,205

The fair values of the money market fund were derived from quoted market prices in an active market. Federal agency securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Accrued compensation	$1,691	$1,656
Accrued preclinical study and clinical trial costs	5,509	3,310
Other	1,359	1,997
Accrued liabilities	$8,559	$6,963

6. Notes Payable

On March 18, 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation (the Lenders) to provide up to $30.0 million available in three tranches of $10.0 million each. The first $10.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $6.6 million of the remaining obligations under its previous loan. The second and third tranches of $10.0 million each are available upon the achievement of either the full enrollment of the Phase 3 trials for tavaborole or the initiation of a Phase 3 trial for AN2728. Upon achievement of either of these development events, the second tranche of $10.0 million is available for drawdown through March 31, 2012 and the third tranche of $10.0 million is available for drawdown through September 30, 2012. The interest rate for each tranche will be fixed upon drawdown at a rate equal to the greater of 9.4% or 9.1% plus the 3-month U.S. LIBOR rate. Beginning April 1, 2011, payments under the loan agreement are interest only until April 30, 2012 followed by equal monthly payments of interest and principal through April 1, 2015. In addition, a final payment equal to 5.5% of the amounts drawn ($550,000 for the first tranche) will be due on the earlier of April 1, 2015, or such earlier date specified in the loan agreement. The Company paid the Lenders financing fees of $0.3 million and incurred legal fees of $0.1 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively.

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

In connection with the loan agreement and the first tranche drawdown of $10.0 million, the Company issued initial warrants to the Lenders to purchase 80,527 shares of its common stock (with an aggregate exercise price equal to 5.5% of the amount drawn) at an exercise price of $6.83 per share. The warrants are immediately exercisable, may be exercised on a cashless basis and will expire on March 18, 2018. The fair value of the warrants issued was approximately $0.4 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 2.8% percent based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 73% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of 7 years, which is the contractual life of the warrants; and a dividend yield of 0%. The Company recorded a debt discount of $0.4 million to additional paid-in capital associated with the issuance of the warrants. The number of shares subject to the warrants will increase by an amount equal to 5.5% of the amount drawn at each subsequent tranche, divided by the exercise price per share for that tranche (the lower of the 10-day average share price prior to the drawdown or the price per share on the day prior to the drawdown), up to a maximum aggregate exercise price of $1.65 million.

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

Future payments at September 30, 2011 are as follows (in thousands):

Year ending December 31,
Remainder of 2011	$234
2012	2,873
2013	3,839
2014	3,839
2015	1,830
Total minimum payments	12,615
Less amount representing interest	2,615
Notes payable, gross	10,000
Unamortized discount on notes payable	(544)
Accretion of the final payment	112
9,568
Less current portion of notes payable, including unamortized discount	1,228
Notes payable, less current portion	$8,340

The Company recorded interest expense related to all borrowings of $0.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $1.0 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. The annual effective interest rate on the new note payable, including the amortization of the debt discounts and accretion of the final payments, is 14.94%.

7. Commitments and Contingencies

Operating Leases

In October 2011, the Company amended one of its existing leases for its office and laboratory space in Palo Alto, California to extend the lease term to December 31, 2013. In addition, the Company has two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The lease is cancelable with four months’ notice. The amendment provides for a $0.1 million allowance from the landlord for tenant improvements. The Company continues to provide a $0.1 million standing letter of credit as a security deposit under its lease agreement. Future minimum cash payments under this amended lease at September 30, 2011 are as follows: $0.1 million for the remainder of 2011; $0.3 million for 2012; and $0.3 million for 2013.

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

8. License, Research, Development and Commercialization Agreements

GSK

In September 2011, the Company amended and expanded its research and development collaboration with GSK (Master Amendment) to, among other things, give effect to certain rights in GSK ‘052 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of GSK ‘052, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011(the Amendment Fee) and may receive additional milestone payments, bonus payments and research funding as described below, all of which, when earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products.

The original research and development collaboration with GSK was entered into in October 2007 for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives against four discovery targets. The Master Amendment terminated three of the four target-based research projects under the original agreement. All rights to the compounds developed under these three projects, except for compounds with a specified activity level against LeuRS, will revert to the Company. In addition, the Master Amendment terminated all previous activities within the fourth target-based project under the original agreement, except GSK’s activities related to GSK ‘052, which was licensed by GSK in July 2010 under the original agreement. GSK retained sole responsibility for the further development and commercialization of GSK ‘052 and will continue to be obligated to make bonus payments to the Company if certain development, regulatory and commercial events occur and based on sales of this drug and to pay the Company royalties on annual net sales of GSK ‘052. Any future payment obligations of GSK with respect to the three terminated projects or with respect to previous activities within the fourth project, other than those related to GSK ‘052, were also terminated. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

The Master Amendment added a new program for TB, under which GSK will fund the Company’s TB research activities through to candidate selection, including paying the Company for the services of its employees and for any third-party vendor costs it incurs in connection with the agreed TB research plan. Once TB compounds meet specified candidate selection criteria, GSK will have the option to license such compounds and, upon exercise of this option, would become responsible for all further development and commercialization of such compounds. The Company would be eligible for bonus payments, if certain development, regulatory and commercial events occur, and royalties on sales of resulting products.

In addition, the Master Amendment provided an option for GSK to expand its rights around LeuRS in return for a bonus payment, the amount of which will depend upon the timing of GSK’s exercise of this option. The Master Amendment also allowed GSK to initiate an additional collaborative research program directed toward LeuRS (New Research Program) and, provided such initiation occurs before October 5, 2013, the term of the collaboration agreement would be extended for a minimum of two years from the date of such initiation. The Company and GSK would conduct collaborative research under any such New Research Program to pursue additional drug candidates to candidate selection and any such future work would be funded by GSK, including paying the Company for the services of its employees and for any third-party vendor costs it incurs in connection with an agreed research plan for such a program. Upon candidate selection, GSK would make a milestone payment to the Company and would have the right to undertake further development and commercialization at its sole expense, in which case the Company would become eligible for additional milestone payments, bonus payments and royalties on sales of resulting products.

At its sole discretion, and without any penalty or liability, GSK may terminate the TB program, any New Research Program or the development or commercialization of any compounds that result from such programs. If such termination occurs, rights to the compounds affected by the termination will revert to the Company, subject to certain restrictions on the further development of certain of these compounds. If GSK terminates one of these programs entirely, the Company will have no further obligations with respect to research services under the canceled program and GSK shall pay the Company for all such research services performed by the Company prior to the date of termination.

The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company’s malaria program, which is currently being conducted through a collaboration with MMV. GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a specified clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive an option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company’s development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments, if certain regulatory and commercial events occur, and royalties on sales of resulting products and would be obligated to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between these two parties. The current lead candidate under the MMV collaboration has recently been discontinued and MMV and the Company are discussing next steps.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which was being recognized over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements. As of the effective date of the Master Amendment, $4.2 million of the 2007 upfront fee was included in deferred revenue. The Company evaluated the terms of the Master Amendment relative to the entire arrangement and determined the Master Amendment to be a material modification to the original agreement for financial reporting purposes. As a result, the Company evaluated the entire arrangement under the guidance of ASU 2009-13, which it had adopted in January 2011, and identified all undelivered elements under the agreement, as modified. Because the Master Amendment terminated all previously active programs under the original agreement except the GSK ‘052 program, for which GSK had become solely responsible when it exercised its option to license GSK ‘052 in 2010, the Company determined that there were no undelivered elements remaining from the original agreement as of the effective date of the Master Amendment. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program. The Company then determined the best estimate selling price (BESP) for the TB program research services based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and estimated margins the Company has realized under its other contracts involving the provision of and reimbursement for research services. Based on these same factors, the Company also concluded that the contractually agreed reimbursement rates for the services approximate the fair value of such services. The Company then allocated arrangement consideration equal to the BESP for the undelivered TB program research services and determined that the estimated consideration still to be received from GSK for these services would be sufficient to ensure the BESP amount is available for future revenue recognition using the proportional performance method. This amount was then deducted from the sum of the consideration currently committed to be received in the future under the Master Amendment plus any deferred revenue from the original agreement, with the remainder recognized as revenue on the modification date. This process resulted in excess deferred revenue at the date of the material modification of $9.2 million, composed of the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment. This $9.2 million was recognized as revenue in September 2011, upon the material modification of the original agreement. The Company determined that the amount of revenue recognized for the three and nine months ended September 30, 2011 would have been $0.7 million and $1.7 million, respectively, if the GSK agreement, as modified by the Master Amendment, were subject to the revenue recognition standards for multiple element arrangements that were in effect prior to January 1, 2011. As of September 30, 2011, the Company has no remaining deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Contract revenue—related party:
Amortization of upfront fee	$4,500	$500	$5,500	$1,500
Amendment fee	5,000	—	5,000	—
Milestone fees	—	15,000	—	15,000
Reimbursement for patent, clinical trial and research costs	47	799	78	818
Total contract revenue—related party	$9,547	$16,299	$10,578	$17,318

The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Agreement, based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three and nine months ended September 30, 2011, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. As of September 30, 2011, the Company has deferred revenue of $2.5 million related to the upfront fee and $0.8 million related to the research funding.

In addition, the Company will be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the remaining contingent payments under the agreement with Lilly based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Lilly’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For both the three and nine months ended September 30, 2011, the Company recognized revenues of $1.0 million from milestones or other contingent payments under its agreement with Lilly.

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

Revenues recognized under this August 2010 agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$89	$656	$89
Milestone fee	1,000	—	1,000	—
Research funding	754	307	2,304	307
Total contract revenue	$1,973	$396	$3,960	$396

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

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year research term. As of September 30, 2011, the Company has deferred revenue of $6.3 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the three and nine months ended September 30, 2011, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Medicis.

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Revenues recognized under this 2011 agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)
Contract revenue:
Amortization of upfront fee	$292	$750
Total contract revenue	$292	$750

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company’s malaria compound development activities. In addition, pursuant to Amendment 1, any 2011 advance payments in excess of the actual costs for the research and development activities under the agreement are refundable or creditable and will be deducted from any future advance payments. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK a sublicense to certain malaria compounds. GSK will have the option to license such compounds on an exclusive worldwide basis upon the completion of a specified clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments, if certain development, regulatory and commercial events occur, and royalties on sales of resulting products and would be obligated to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between these two parties. In November 2011, the current lead candidate under the MMV collaboration was discontinued and the parties are discussing next steps (see Note 8 — GSK).

Under the terms of the March 2011 development agreement, the Company received a $1.7 million advance payment from MMV in April 2011 to fund malaria compound development activities through December 2011. In January 2011, the Company had received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. Additional funding will be determined on an annual basis at the sole discretion of MMV. At September 30, 2011, the advance payment of $0.9 million due under Amendment 1 is included in contract receivable and deferred revenue. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of September 30, 2011, the Company has deferred revenue of $1.7 million related to advance payments from the research and the development agreements.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$633	$164	$1,499	$273
Total contract revenue	$633	$164	$1,499	$273

Schering Corporation

In November 2009, Schering Corporation (Schering) merged with Merck. In May 2010, the Company entered into a mutual termination and release agreement with Merck pursuant to which the 2007 exclusive license, development and commercialization agreement with Schering for the development and worldwide commercialization of tavaborole was terminated. Under the May 2010 agreement, the Company regained the exclusive worldwide rights to tavaborole, Merck provided for the transfer to the Company of all material and information related to tavaborole, Merck paid $5.8 million to the Company, and the parties released each other from any and all claims, liabilities or other types of obligations relating to the 2007 agreement. Merck did not retain any rights to this compound.

Revenues recognized for the three and nine months ended September 30, 2010 under the agreement with Schering and the related mutual termination and release agreement with Merck were as follows (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)
Contract revenue:
Payment from Merck in connection with termination and release agreement	$—	$5,750
Reimbursement for development-related activities	—	29
Total contract revenue	$—	$5,779

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Research and development	$781	$488	$1,915	$1,167
General and administrative	586	525	1,302	915
Total	$1,367	$1,013	$3,217	$2,082

For the three and nine months ended September 30, 2011, the Company issued 4,421 and 150,383 shares of the Company’s common stock and received $6,000 and $0.1 million, respectively, in cash from the exercise of stock options. Total stock options granted for the three and nine months ended September 30, 2011 were 112,500 shares, which included stock option grants for 7,500 shares to nonemployees, and 1,342,525 shares, which included stock option grants for 51,400 shares to nonemployees, respectively. The weighted-average fair value of options granted to employees and the Company’s nonemployee Directors was $4.11 per share and $4.65 per share for the three and nine months ended September 30, 2011, respectively. The fair values for stock options granted (estimated at the date of grant) to employees and the Company’s nonemployee Directors and the fair value of employee stock purchase plan (ESPP) stock purchase rights for the three and nine months ended September 30, 2011 were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	(unaudited)		(unaudited)
	Stock Options	ESPP	Stock Options	ESPP
Dividend yield	0%	0%	0%	0%
Volatility	74% — 75%	47% — 74%	74% — 75%	47% — 88%
Weighted-average expected life (in years)	6.1	0.1 — 2.0	5.3 — 6.1	0.1 — 2.2
Risk-free interest rate	1.2% — 1.8%	0.03% — 0.4%	1.2% — 2.6%	0.03% — 0.6%

At September 30, 2011, there were outstanding stock options to purchase 3,029,020 shares of the Company’s common stock. At September 30, 2011, the Company had $6.2 million and $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.7 years and 0.6 years, respectively.

10. Stock Plans

At the 2011 annual meeting of stockholders of the Company held on May 25, 2011, the stockholders approved the Company’s 2010 Equity Incentive Plan, as amended (2010 Plan), to among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares. As of September 30, 2011, there were 896,519 shares reserved for future issuance under the 2010 Plan.

In July 2011, the Company issued 44,897 shares of the Company’s common stock related to the first purchase under the ESPP. As of September 30, 2011, there were 205,103 shares reserved for future issuance under the ESPP.

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

Our three lead programs are: tavaborole, formerly known as AN2690, a topical antifungal for the treatment of onychomycosis, a fungal infection of the nail and nail bed; AN2728, a topical anti-inflammatory for the treatment of psoriasis and atopic dermatitis; and GSK2251052, or GSK ‘052, a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for one of these two trials in November 2011. For AN2728, we completed a Phase 2b dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2b clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. In the second quarter of 2010, we completed a Phase 1 trial of GSK ‘052, and achieved proof-of-concept as defined under our collaboration agreement with GlaxoSmithKline LLC, or GSK. In the third quarter of 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK ‘052. In the second quarter of 2011, GSK initiated two Phase 2 trials of GSK ‘052 in complicated urinary tract infections and complicated intra-abdominal infections. In addition to our three lead programs, we have two other clinical product candidates, AN2718, our second topical antifungal product candidate, and AN2898, our second topical anti-inflammatory product candidate. In the second quarter of 2011, we initiated a Phase 2 trial of AN2728 and AN2898 in mild-to-moderate atopic dermatitis. We also have a pipeline of internally discovered topical and systemic boron-based compounds in development. In the third quarter of 2010, we entered into a collaboration with Eli Lilly and Company, or Lilly, to discover products for a variety of animal health applications and in the first quarter of 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne.

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

In September 2011, we amended and expanded our research and development collaboration with GSK, the Master Amendment, to, among other things, give effect to certain rights in GSK ‘052 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of GSK ‘052, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS,, as well as to add new research programs using our boron chemistry platform for tuberculosis, or TB, and malaria and, should GSK elect to initiate it, an additional collaborative research program directed toward LeuRS. As a result of this amendment, we received a $5.0 million upfront payment in September 2011, or the Amendment Fee. We may also receive additional milestone payments, bonus payments and research funding from GSK in the future. All such milestone payments, bonus payments and research funding, once earned, would be non-refundable and non-creditable. We are also eligible to earn royalties on future sales of resulting products. The original research and development collaboration, option and license agreement was entered into in October 2007 for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives against four discovery targets. The Master Amendment terminated all previous activities under the original agreement, except GSK’s activities related to GSK ‘052, which was licensed by GSK in July 2010 under the original agreement. GSK retained sole responsibility for the further development and commercialization of GSK ‘052 and will continue to be obligated to make bonus payments to us if certain development, regulatory and commercial events occur and based on sales of this drug and to pay us royalties on annual net sales of GSK ‘052. Any future payment obligations of GSK with respect to the terminated activities under the original agreement, other than those related to GSK ‘052, were terminated and all rights to the compounds developed as a result of such terminated activities, except those meeting specified criteria, reverted to us. The Master Amendment also terminated any research and development obligations that we had with respect to the original agreement.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of September 30, 2011, we have an accumulated deficit of $144.6 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future partners. Our intent is to enter into licensing and development agreements with additional partners to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. We will need to seek additional capital through collaborations, equity and debt financings to fund our operations.

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

On January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The update also provided new guidance regarding how to apply the standard to arrangements that are materially modified following adoption of the update. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us. Typically, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheet and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance, or bonus payments, are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

Royalty revenues based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. To date, none of our products have been approved and therefore we have not earned any royalty revenue from product sales.

Material Modification of Research and Development Collaboration with GSK

As mentioned above, on January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables and includes new guidance regarding how to apply the standard to arrangements that are materially modified following adoption of the update. Accordingly, we evaluated the terms of the September 2011 Master Amendment to our research and development collaboration with GSK relative to the entire arrangement and determined the Master Amendment to be a material modification to the original agreement for financial reporting purposes (see Note 8 to the condensed financial statements). In analyzing this material modification, we determined that there were no undelivered elements remaining from the original agreement as of the effective date of the Master Amendment and that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services we are obligated to provide under the new TB program. We also determined that the contractually agreed rates for the TB program research funding to be received from GSK approximates the fair value of the TB research services and concluded, therefore, that the research funding rates were the best estimate selling price, or BESP, for the TB research services. Therefore, the estimated research funding still to be received from GSK for these services would be sufficient to ensure the BESP amount is available for future revenue recognition. We then deducted the BESP amount from the sum of (i) consideration currently committed to be received under the Master Amendment, including the TB research funding and the $5.0 million Amendment Fee and (ii) $4.2 million in deferred revenue remaining from the original agreement as of the effective date of the Master Amendment and recognized the remainder of $9.2 million as revenue on the September 2011 modification date. We also determined that the adoption of the new accounting standard, and its guidance related to material modifications of arrangements, had a material impact on the revenues we recognized from our collaboration with GSK. We recognized revenues from GSK of $9.5 million and $10.6 million, respectively, for the three and nine months ended September 30, 2011 and determined that the revenues for these same periods would have been $0.7 million and $1.7 million, respectively, if the GSK agreement, as modified by the Master Amendment, were still subject to the revenue recognition standards for multiple element arrangements that were in effect prior to January 1, 2011.

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

We recorded noncash stock-based compensation of $1.4 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $3.2 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we had outstanding options to purchase 3,029,020 shares of our common stock. As of September 30, 2011, we had $6.2 million and $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.7 years and 0.7 years, respectively. There were 44,897 common shares purchased under the ESPP for both the three and nine months ended September 30, 2011. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This standard will become effective retrospectively for us on January 1, 2012. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard is not expected to significantly impact our financial statements.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase/ (decrease)	2011	2010	Increase/ (decrease)

Contract revenue	$3,097	$598	$2,499	$7,132	$6,963	$169
Contract revenue-related party	9,547	16,299	(6,752)	10,578	17,318	(6,740)
Research and development expenses(1)	14,013	7,408	6,605	42,175	20,132	22,043
General and administrative expenses(1)	2,703	1,863	840	7,682	5,512	2,170
Interest income	31	5	26	126	13	113
Interest expense	351	491	(140)	1,031	1,601	(570)
Loss on early extinguishment of debt	—	—	—	313	—	313
Other income (expense)	(11)	(78)	67	(30)	388	(418)

(1)                      Includes the following stock-based compensation expenses:

Research and development expenses	$781	$488	$293	$1,915	$1,167	$748
General and administrative expenses	586	525	61	1,302	915	387

Comparison of the Three Months Ended September 30, 2011 and 2010

Contract revenue. For the three months ended September 30, 2011, we recognized $1.0 million for a development milestone earned, $0.7 million for research funding and $0.3 million of the $3.5 million upfront fee received under the Lilly agreement. We also recognized $0.3 million of the $7.0 million upfront fee received under the Medicis agreement. In addition, we recognized $0.8 million for research work performed under our agreements with not-for-profit organizations for neglected diseases and other research and development agreements. For the three months ended September 30, 2010, we recognized $0.3 million for research funding and $0.1 million of the upfront fee received under the Lilly agreement and $0.2 million of revenue for work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.

Contract revenue-related party. For the three month period ending September 30, 2011, we recognized the remaining $4.5 million of the original upfront fee received from GSK in 2007, $4.0 million of which would not have been recognized yet were it not for the material modification of our GSK arrangement in September 2011, and an additional $5.0 million upfront fee from this Master Amendment to our GSK arrangement. We also recognized $0.1 million of reimbursement for patent costs. For the three month period ended September 30, 2010, we recognized $15.0 million for a development milestone earned under the collaboration, $0.8 million of revenue for reimbursement of patent and clinical costs related to GSK ‘052 and $0.5 million of the upfront fee received from GSK.

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

The increase in research and development expenses for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for tavaborole, AN2728 and AN2898 to increase by $4.0 million, $2.2 million and $0.7 million, respectively. For tavaborole, we were actively enrolling patients in our Phase 3 clinical trials in the third quarter of 2011, whereas in 2010 this trial was in the early planning stages. In addition, in 2011, we were continuing our work to develop processes to manufacture the product in commercial quantities. In contrast, during the third quarter of 2010, our tavaborole activities included transitioning tavaborole materials and documents back to us from Schering in response to their termination of our licensing agreement with them in January 2010 and the initial manufacturing of drug supplies and planning for our Phase 3 clinical trials. For AN2728, our activities during the third quarter of 2011 consisted of completing both our Phase 2b clinical trial in psoriasis and Phase 1 absorption trial, initiating an additional Phase 1 absorption trial in subjects with psoriasis and continuing our initial manufacturing activities in preparation for an anticipated Phase 3 trial. These activities compared to lower AN2728-related activities in the third quarter of 2010, which consisted of completing our initial Phase 2 trial for AN2728, completing some preclinical studies and initiating manufacturing activities in anticipation of starting additional preclinical studies and clinical trials. Our activities in the third quarter of 2011 for AN2898 consisted of continuing enrollment of patients in our Phase 2 trial in atopic dermatitis which resulted in an increase in AN2898 expenses compared to the third quarter of 2010, during which our AN2898-related activities were limited.

For the three months ended September 30, 2011 compared to the same period in 2010, our research and development spending also increased by $0.2 million and $1.4 million under our contracts with Lilly and Medicis, respectively. Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011.

The increases in expenses for our tavaborole, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations for the three months ended September 30, 2011 as compared to the same period in 2010 were partially offset by decreases of $0.3 million and $1.1 million in spending for GSK ‘052 and our other GSK programs, respectively. For the three months ended September 30, 2010, we were conducting the Phase 1 clinical trial for GSK ‘052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK ‘052 following their licensing of the compound in July 2010. For the three months ended September 30, 2011, our activities on the other GSK programs were reduced compared to the same period in 2010 due to the cessation of further development of compounds under these programs.

Our efforts on our internal early-stage research projects decreased by $1.3 million for the three months ended September 30, 2011 as compared with the same period in 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly. Our neglected diseases program expenses for the three months ended September 30, 2011 increased by $0.8 million compared to the same period in 2010 as our efforts on certain of these initiatives increased.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our lead programs and our continued efforts under our collaborations with GSK, Lilly and Medicis. In particular, our clinical trial expenses will continue to increase to the extent we are successful in enrolling patients in our tavaborole Phase 3 clinical trials.

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

The increase in general and administrative expenses for the three months ended September 30, 2011 as compared with the same period in 2010 was primarily due to the higher costs of operating as a public company following our initial public offering (IPO) in November 2010. Our professional accounting and finance consulting fees, Board of Directors compensation, directors and officers insurance, investor relations expenses and legal fees all increased. We also added additional staff in the latter part of 2010, including our Chief Financial Officer. In addition, higher consulting fees and growth in our noncash stock-based compensation expenses were partially offset by lower patent-related legal fees.

We expect that general and administrative expenses will increase in the future as we expand our operating activities, hire additional staff and incur additional costs associated with operating as a public company.

Interest income. The increase in interest income for the three months ended September 30, 2011 compared to the same period in 2010 was due to the increase in our investment balances as a result of the proceeds from our IPO in November 2010.

Interest expense. Interest expense decreased for the three months ended September 30, 2011 compared to the same period in 2010 due to the lower average effective interest rate on our new loan with Oxford and Horizon.

Other income (expense). The decrease in other income (expense) for the three months ended September 30, 2011 compared to the same period in 2010 reflected the net increase in the fair values of our preferred stock warrants for the three months ended September 30, 2010. In connection with our IPO in November 2010, the preferred stock warrants outstanding at that time automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Contract revenue. For the nine months ended September 30, 2011, we recognized $2.3 million for research funding, $1.0 million for a development milestone earned and $0.7 million of the upfront fee received under the Lilly agreement. We also recognized $0.8 million of the upfront fee received under the Medicis agreement. In addition, we recognized $2.4 million for work performed under research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. For the nine months ended September 30, 2010, we recognized the $5.8 million license termination fee that we received from Schering, $0.3 million for research funding and $0.1 million of the upfront fee under the Lilly agreement. In addition, we recognized $0.8 million of revenue for work we performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.

Contract revenue-related party. For the nine months ended September 30, 2011, we recognized $5.5 million of the upfront fee received from GSK in 2007, $4.0 million of which we would not have recognized yet were it not for the material modification of our GSK arrangement in September 2011, and an additional $5.0 million upfront fee due to this Master Amendment to our GSK arrangement. We also recognized $0.1 million for reimbursement of patent costs. For the nine months ended September 30, 2010, we recognized $15.0 million for a development milestone earned under the collaboration, $0.8 million of revenue for reimbursement of patent and clinical costs related to GSK ‘052, and $1.5 million of the upfront fee received from GSK.

Research and development expenses. The increase in research and development expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for tavaborole, AN2728 and AN2898 to increase by $12.5 million, $8.3 million and $2.7 million, respectively. In the fourth quarter of 2010, we initiated our Phase 3 trial for tavaborole and we were actively enrolling patients during the nine months ended September 30, 2011. During this period, we were also manufacturing, packaging and labeling our clinical supplies for these trials and beginning our work to develop processes to manufacture the product in commercial quantities. In contrast, during the first nine months of 2010, we were actively transitioning tavaborole materials and documents back to us from Schering in response to their termination of our licensing agreement with them in January 2010, and beginning the manufacturing of drug supplies and planning for the Phase 3 clinical trial. For AN2728, our activities during the first nine months of 2011 consisted of enrolling patients and completing both our Phase 2b clinical trial in psoriasis, and Phase 1 absorption trial, initiating an additional Phase 1 absorption trial in subjects with psoriasis, conducting preclinical studies and starting our initial manufacturing activities in preparation for an anticipated Phase 3 trial. This compared to lower AN2728-related activities in the first nine months of 2010, which consisted of conducting our initial Phase 2 trial for AN2728, completing some preclinical studies and initiating manufacturing activities in anticipation of starting additional preclinical studies and clinical trials. Our activities in the first nine months of 2011 for AN2898 consisted of enrolling patients in our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies, which resulted in an increase in AN2898 expenses compared to the first nine months of 2010 during which our AN2898-related activities were limited.

For the nine months ended September 30, 2011 compared to the same period in 2010, our research and development spending also increased by $2.1 million and $3.5 million under our contracts with Lilly and Medicis, respectively. Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011.

The increases in expenses for our tavaborole, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations were partially offset by decreases of $2.0 million and $3.4 million in spending for GSK ‘052 and our other GSK programs, respectively. In the first nine months of 2010 we were conducting the Phase 1 clinical trial for GSK ‘052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK ‘052 following their licensing of the compound in July 2010. In the first nine months of 2011, our activities on the other GSK programs were reduced compared to the same period in 2010 due to the cessation of further development of compounds under these programs.

Our efforts on our internal early-stage research projects decreased by $3.8 million for the nine months ended September 30, 2011 as compared with the same period in 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly. Our neglected diseases program expenses for the nine months ended September 30, 2011 increased by $2.2 million compared to the same period in 2010 as our efforts on certain of these initiatives increased.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our lead programs and our continued efforts under our collaborations with GSK, Lilly and Medicis. In particular, our clinical trial expenses will increase to the extent we are successful in enrolling subjects in our tavaborole Phase 3 clinical trials.

General and administrative expenses. The increase in general and administrative expenses for the nine months ended September 30, 2011 as compared with the same period in 2010 was primarily due to the higher costs of operating as a public company. Our professional accounting and finance consulting fees, legal fees, Board of Directors compensation, directors and officers insurance and investor relations expenses all increased. We also added additional staff in the latter part of 2010, including our Chief Financial Officer. Our noncash stock compensation expenses and consulting fees also increased for the nine months ended September 30, 2011 as compared to the same period in 2010. These increases were only partially offset by lower patent-related legal fees.

Interest income. The rise in interest income for the nine months ended September 30, 2011 compared to the same period in 2010 was due to the increase in our investment balances as a result of the proceeds from our IPO in November 2010.

Interest expense and loss on early extinguishment of debt. In March 2011, we drew down $10.0 million under our new loan facility with Oxford and Horizon and used $6.6 million of the proceeds to repay the remaining obligations under our loan facility with Lighthouse. Interest expense decreased for the nine months ended September 30, 2011 compared to the same period in 2010 due to the lower average effective interest rate on our new loan. Upon the early extinguishment of our Lighthouse debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other income (expense). The decrease in other income (expense) in the nine months ended September 30, 2011 compared to the same period in 2010 reflected the net reduction in the fair values of our preferred stock warrants during the first nine months of 2010. In connection with our IPO in November 2010, the preferred stock warrants automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our IPO in November 2010, the private placement of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At September 30, 2011, we had available cash and cash equivalents and short-term investments of $55.3 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(23,381)	$1,478
Net cash provided by investing activities	17,215	5,885
Net cash provided by (used in) financing activities	1,722	(1,486)
Net (decrease) increase in cash and cash equivalents	$(4,444)	$5,877

Net cash (used in) provided by operating activities was $(23.4) million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. The net cash used in operating activities for the nine months ended September 30, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipt of the $7.0 million upfront payment from Medicis, the $5.0 million upfront payment from GSK upon the amendment of the research and development collaboration and a $2.3 million receipt of contract funding from MMV. The net cash provided by operating activities for the nine months ended September 30, 2010 resulted primarily from the $15.0 million milestone payment received from GSK and the $5.8 million received from Merck upon termination of our license agreement for tavaborole, both of which contributed to the lower net loss for the period. Net cash provided by operations for this period was also positively impacted by the $3.5 million upfront payment received from Lilly, which resulted in a $3.4 million increase in deferred revenue, plus other adjustments for noncash items and changes in operating assets and liabilities, which were only partially offset by an increase in deferred offering costs.

Net cash provided by investing activities was $17.2 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively. The net cash provided by investing activities for the nine months ended September 30, 2011 was primarily related to the proceeds from the maturities of investments, net of the purchases of investments. For the nine months ended September 30, 2010, the net cash provided by investments was primarily due to the maturities of investments.

Net cash provided by (used in) financing activities was $1.7 million for the nine months ended September 30, 2011 compared with $(1.5) million for the nine months ended September 30, 2010. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to the $10.0 million drawdown of the first tranche under our new loan facility with Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments and the early extinguishment of our remaining obligations, under our Lighthouse loan facility. An additional $0.4 million was paid during the three months ended March 31, 2011 for a facility fee and legal costs related to our new loan facility. The net cash used by financing activities for the nine months ended September 30, 2010 was primarily a result of principal payments on our notes payable to Lighthouse.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including conduct of Phase 3 clinical trials for tavaborole and initiation and conduct of Phase 3 clinical trials for AN2728;

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

Operating Leases

In October 2011, we amended one of our existing leases for office and laboratory space in Palo Alto, California to extend the lease term to December 31, 2013. In addition, we have two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The lease is cancelable with four months’ notice. Future minimum cash payments under this amended lease as of September 30, 2011 are as follows: $0.1 million for the remainder of 2011; $0.3 million for 2012; and $0.3 million for 2013.

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

As of September 30, 2011, total payments of $12.6 million are due under the loan and security agreement with Oxford and Horizon as follows: $0.2 million for the remainder of 2011; $6.7 million in the aggregate for 2012 and 2013; and $5.7 million in the aggregate for 2014 and 2015.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments, we may also be subject to these risks. However, our investments as of September 30, 2011 are comprised of U.S treasury securities, federal agency securities and U.S. government guaranteed corporate bonds with a remaining average maturity of the entire portfolio of 69 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three and nine months ended September 30, 2011 of $4.4 million and $33.4 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $21.6 million, $24.8 million and $10.1 million for 2008, 2009 and 2010, respectively, and as of September 30, 2011, we had an accumulated deficit of approximately $144.6 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of tavaborole, formerly known as AN2690, continue clinical development of AN2728, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Revenues from our collaboration with GSK are uncertain because GSK may not continue to develop GSK2251052, or GSK ‘052, the product candidate licensed by GSK; contingent event-based payments under our agreements with GSK may not be earned; GSK may not exercise its option to license additional product candidates that may be identified pursuant to our collaboration with them; these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

•                  the need to obtain and maintain regulatory approval for tavaborole, AN2728, AN2898, GSK ‘052 or any of our other product candidates;

•                  delays in the commencement, enrollment and the timing of clinical testing;

•                  the success of our clinical trials through all phases of clinical development, including our Phase 3 clinical trials of tavaborole and planned trials of AN2728;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of tavaborole and planned Phase 3 clinical trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. Under the GSK agreement, we were required to use diligent efforts to identify and optimize product candidates and to provide certain numbers of personnel and other resources under drug development projects, but these requirements have lapsed, and those certain programs were terminated upon execution of the master amendment to the GSK agreement, or Master Amendment, in September 2011. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, research funding under our collaborations with GSK and Lilly, reimbursements from our various collaborations with leading not-for-profit organizations related to our neglected diseases initiatives and contingent event-based payments or royalties from GSK, Lilly or Medicis, which we may not receive. We believe our existing cash, cash equivalents and short-term investments and interest thereon will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our product candidates.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the initiation, progress, timing, costs and results of preclinical studies, other FDA-required studies and clinical trials for our product candidates and potential product candidates, including conduct of Phase 3 clinical trials for tavaborole and initiation and conduct of additional clinical trials for AN2728;

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728, AN2898, GSK ‘052 or any of our other product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially tavaborole. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates.

We commenced Phase 3 clinical trials in the fourth quarter of 2010, under a Special Protocol Assessment whereby the FDA concurred with our key endpoint measures and trial design. We may conduct lengthy and expensive Phase 3 clinical trials of tavaborole only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval for tavaborole. We plan to request a Special Protocol Assessment (SPA) from the FDA for the Phase 3 trial design of AN2728 in psoriasis by the end of 2011 to ensure concurrence with our Phase 3 development plans. Similarly, our clinical development programs for AN2728, AN2898 and our other product candidates and GSK’s development programs for GSK ‘052 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, other FDA-required studies, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If tavaborole, AN2728, AN2898, GSK ‘052 or any of our other product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of tavaborole, AN2728, AN2898, GSK ‘052 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

•                  difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates; and

•                  inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving either a vehicle without the active ingredient or a placebo. For example, our Phase 3 clinical trials of tavaborole, which commenced in December 2010, have a treatment duration of 48 weeks, and it may be difficult to retain patients for this entire period.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, AN2898, GSK ‘052 or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of tavaborole and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints or demonstrate an acceptable safety level, the prospects for approval of tavaborole and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unable to do so for tavaborole, AN2728 and other product candidates we are developing.

We are conducting the Phase 3 clinical trials of tavaborole and anticipate conducting the Phase 3 clinical trials of AN2728. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. We have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of tavaborole, AN2728 and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from or delay us in commercializing tavaborole, AN2728 and other product candidates we are developing.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. For example, a small number of patients who received tavaborole treatment experienced some skin irritation around their toenails during clinical trials of tavaborole for onychomycosis. In addition, a small number of patients who received AN2728 treatment experienced some skin irritation during clinical trials of AN2728 for psoriasis. There may be a risk of serious adverse events (SAEs) that could threaten the safety and approvability of the product. GSK ‘052 is being developed for the systemic treatment of infections caused by Gram-negative bacteria and is still in the early stages of clinical development. The range and potential severity of possible side effects from systemic therapies is greater than for topically administered drugs. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

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

Substantially all of our product development activities are centered around compounds containing boron. The use of boron chemistry to develop new drugs is largely unproven. If boron-based compounds developed by us or others have significant adverse side effects, regulatory authorities could require additional studies of our boron-based compounds, which could delay the timing of and increase the cost for regulatory approvals of our product candidates. Additionally, adverse side effects for other boron-based compounds could affect the willingness of third-party payors and medical providers to provide reimbursement for or use our boron-based drugs and could impact market acceptance of our products.

Additionally, there can be no assurance that boron-based products will be free of significant adverse side effects. During clinical trials, a small number of our patients who received tavaborole experienced some skin irritation around their toenails and a few patients who received AN2728 experienced some skin irritation around their psoriasis plaques. There may be a risk of SAEs that could threaten the safety and approvability of the product. If boron-based drug treatments result in significant adverse side effects, they may not be useful as therapeutic agents. If we are unable to develop products that are safe and effective using our boron chemistry platform, our business will be materially and adversely affected.

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.

The commercial success of tavaborole, AN2728, AN2898, GSK ‘052 or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds. Tavaborole will also compete against over-the-counter products and possibly various devices under development for onychomycosis. If approved for the treatment of psoriasis, AN2728 will compete against a number of approved topical treatments, including Taclonex (a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene), corticosteroids and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel, Remicade, Stelara, Simponi, Amevive and Humira. A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments. In atopic dermatitis, our product candidates, if approved, would compete with other marketed atopic dermatitis therapeutics, which typically include combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus).

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

Current treatments for onychomycosis are often not reimbursed by third-party payors. We do not know the extent to which tavaborole will be reimbursed if it is approved. Reimbursement decisions by third-party payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728 and GSK ‘052, will also be subject to uncertain reimbursement decisions by third-party payors. Our products are less likely to be used if they do not receive adequate reimbursement.

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

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any products that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors or may increase the tax requirements for life sciences companies such as ours. While it is too early to predict what effect the Healthcare Reform Act or any future legislation or regulation will have on us, such laws could have a material adverse effect on our business, financial position and results of operations.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and Medicis. These research and development collaborations may fail to successfully identify product candidates, or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights as well as a compound (GSK ‘052) for which GSK has sole development and commercialization rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration candidate products, our operating results and financial condition could be materially and adversely affected.

We currently have three ongoing collaboration agreements: our most advanced arrangement, an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for viral and bacterial diseases utilizing our boron-based chemistry, as amended in September 2011; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis for the discovery, development and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.

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

Developing pharmaceutical products, conducting clinical trials and other FDA-required studies, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, if tavaborole, AN2728, AN2898 or any of our other product candidates receives marketing approval, we intend to enter into sales and marketing arrangements with third parties for non-specialty markets in the United States and for international sales, and to develop our own sales force targeting dermatologists and other specialty markets in the United States. If we are unable to enter into any such arrangements on acceptable terms, if at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource substantial portions of our operations to third-party service providers, including chemical synthesis, biological screening, manufacturing and clinical trial management. Our agreements with third-party service providers and clinical research organizations are on a study-by-study basis and are typically short-term. In all cases, we may terminate the agreements with notice and are responsible for the servicer’s previously incurred costs.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We currently have sufficient drug product and active ingredient to complete our Phase 3 clinical trials of tavaborole. Some of this material was manufactured by our former collaboration partner for tavaborole and we have transferred manufacturing of additional supplies of tavaborole to a third-party manufacturer that operates in compliance with cGMP regulations. That manufacturer will need to scale up and manufacture additional active ingredient and drug product in order to complete our NDA submission. The inability to manufacture sufficient supplies of the drug product could adversely affect our NDA submission or, if tavaborole is approved, product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728, AN2718 and AN2898. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

As of September 30, 2011, we are the owner of record of 9 issued U.S. patents and 7 non-U.S. patents with claims to boron-containing compounds, formulations containing boron-containing compounds and methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 22 non-provisional U.S. patent applications, 15 international (PCT) patent applications and 135 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 international (PCT) patent application and 3 non-U.S. patent applications are solely owned by a collaborator as of September 30, 2011. In 2011, we estimate that we will allow 22 non-U.S. patents and 49 non-U.S. patent applications that do not relate to our clinical product candidates to expire or become abandoned and have not included such patents and patent applications in the totals above.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Patents covering the composition of matter of tavaborole and AN2718 that were owned by others have expired. Our patent applications and patents include or support claims on other aspects of tavaborole or AN2718, such as pharmaceutical formulations containing tavaborole or AN2718, methods of using tavaborole or AN2718 to treat disease and methods of manufacturing tavaborole or AN2718. Without patent protection on the composition of matter of tavaborole or AN2718, our ability to assert our patents to stop others from using or selling tavaborole or AN2718 in a non-pharmaceutically acceptable formulation may be limited.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We do not have exclusive rights to GSK ‘052 or to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, and, in the case of U.S. funded research, we could ultimately lose the rights we do have under certain circumstances.

In September 2011, GSK and the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority entered into an agreement to provide financial support for the ongoing development of GSK ‘052. As part of the Master Amendment, GSK and Anacor allowed for the relicensing of GSK ‘052 intellectual property to the U.S. government under certain circumstances. In addition, some of our intellectual property rights related to compounds that are not in clinical development as of September 30, 2011 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of September 30, 2011 were developed through a collaboration with the Drugs for Neglected Diseases initiative, or DNDi. We accept research funding from DNDi. We grant DNDi a co-exclusive, royalty-free, sublicensable license to make, use, import and manufacture a product for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, a product containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. As of September 30, 2011, the boron-containing compounds being studied in this collaboration are structurally distinct from our five clinical product candidates. As of September 30, 2011, none of our five clinical product candidates are being considered for use in the DNDi collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of September 30, 2011 were developed through a collaboration with Medicines for Malaria Venture, or MMV. In March 2011, we entered into a preclinical and clinical development agreement with MMV, as amended in August 2011 and September 2011. We accept funding from MMV under both our research and development agreements, and we and MMV have agreed to grant to GSK a right of first refusal to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under the agreement. As of September 30, 2011, the boron-containing compounds under development in this collaboration are structurally distinct from our five clinical product candidates. As of September 30, 2011, none of our five clinical product candidates are being considered for use in the MMV collaboration.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our U.S. coverage is currently limited to $5.0 million per occurrence and $5.0 million in the aggregate per year, and we carry coverage of AUD 10.0 million per occurrence and in the aggregate on our clinical study currently being conducted in Australia. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

As of September 30, 2011, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing more than 80% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Date: November 14, 2011	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(5)	Warrant to Purchase Stock issued to Oxford Finance Funding I, LLC, dated as of July 8, 2011.
4.10(3)	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of March 18, 2011.
10.15(i)	Fifth Amendment to the Lease between Balzer Family Investments, L.P. (formerly HDP Associates, LLC) and the Registrant, dated October 4, 2011.
10.25(i) ††	Master Amendment to Research and Development Collaboration, Option and License Agreement, between the Registrant and GlaxoSmithKline, LLC, dated September 2, 2011.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101 ±

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

±                 XBRL information is furnished and not filed or a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

††            Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission, or the Commission.

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

(5)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission on August 12, 2011, and incorporated by reference herein.

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