Form 10-K
period 2011-12-31
Anacor Pharmaceuticals Inc
filed 2012-03-15
CIK 1411158

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $88.1 million computed by reference to the last sales price of $6.46 as reported by the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant's common stock on February 29, 2012 was 31,494,801.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on or about May 30, 2012, to be filed within 120 days of the registrant's fiscal year ended December 31, 2011.

Anacor Pharmaceuticals, Inc.
Form 10-K
Index

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, actions to be taken by our partners, GlaxoSmithKline LLC, Eli Lilly and Company, and Medicis Pharmaceutical Corporation, our ability to enter into and maintain additional collaborations, our ability to scale and support commercial activities, the goals of our research and development activities, estimates of the potential markets for our product candidates, our expected future revenues, operations and expenditures and projected cash needs. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We have demonstrated that our organization, utilizing our boron chemistry platform, is highly productive and efficient at creating novel clinical product candidates. We have discovered, synthesized and developed seven molecules that are currently in development, and we believe that our organization and boron chemistry platform have the potential to continue to yield clinical candidates at a similar pace and efficiency in the future. While drug development is often uncertain and occasionally uneven, our current portfolio of product candidates and our ability to efficiently fill our own pipeline provide us with a unique opportunity to create a valuable and sustainable biopharmaceutical company.

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

        The productivity of our internal discovery capability has enabled us to generate a pipeline of both topical and systemic boron-based compounds. We have discovered seven product candidates that have reached development. Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have discovered three compounds that we have out-licensed for further development—GSK2251052, or GSK '052 (formerly referred to as AN3365), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria that is licensed to GlaxoSmithKline LLC, or GSK; AN8194, for the treatment of an animal health indication that is licensed to Eli Lilly and Company, or Lilly; and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), which is licensed to Drugs for Neglected Diseases initiative, or DNDi.

        We have entered into and are seeking partnerships to expand the therapeutic application and commercial value of our boron chemistry platform. In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In July 2010, GSK exercised its option to license GSK '052, and we are actively conducting research to discover additional systemic anti-infectives with GSK. In September 2011, we amended and expanded our research and development collaboration with GSK to provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using Anacor's boron chemistry platform. In August 2010, we entered into a collaboration with Lilly, under which we are collaborating to discover products for a variety of animal health applications. In August 2011, we announced that we achieved our first development candidate in animal health under this collaboration. In February 2011, we entered into a research and development option and license agreement with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne. In addition, we are applying our boron chemistry platform to the development of treatments for various neglected diseases in collaboration with leading not-for-profit organizations, including DNDi, Medicines for Malaria Ventures, or MMV, Sandler Center for Basic Research in Parasitic Diseases and the Institute for

OneWorld Health. In March 2012, DNDi commenced the first human clinical trial for AN5568, the first oral drug candidate for sleeping sickness.

  Our Clinical Pipeline

        The following table summarizes the current status and the anticipated next steps in the development plans for our clinical-stage product candidates:

        Tavaborole is our lead topical antifungal product candidate for the treatment of onychomycosis, a fungal infection of the nail and nail bed. Onychomycosis affects approximately 35 million people in the United States, and new prescriptions to treat this disease continue to grow. Lamisil (terbinafine), a systemic drug approved for onychomycosis, had worldwide peak sales of $1.2 billion in 2004, before generic entry. According to IMS Health, for the 12-month period ending December 31, 2010, 1.4 million new prescriptions were filled in the United States for both branded and generic versions of terbinafine. Despite its high labeled efficacy (38%), we believe the usage of branded and generic terbinafine has been limited due to safety concerns related to liver toxicity. The leading topical drug for onychomycosis, Penlac Nail Lacquer (ciclopirox), had U.S. sales of $125.0 million in 2002, before generic entry. According to IMS Health, for the 12-month period ending December 31, 2010, over

375,000 new prescriptions were filled in the United States for branded or generic ciclopirox. While ciclopirox has been shown to be safe due in part to its topical administration, we believe the usage of branded and generic ciclopirox has been limited due to its low labeled efficacy (5.5% - 8.5%).

        We believe tavaborole can potentially offer significant improvements over the standards of care for onychomycosis by combining the safety of a topical drug with significant efficacy. Due to its unique boron chemistry, tavaborole has demonstrated enhanced nail penetration properties, a novel mechanism of action with potent antifungal activity and, due in part to its topical administration, no observed systemic side effects in human dosing. Tavaborole inhibits an essential fungal enzyme, leucyl-transfer RNA synthetase, or LeuRS, required for protein synthesis. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the fungal infection. We reported positive results from three Phase 2 clinical trials and held an end-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA. In August 2010, we filed a Special Protocol Assessment, or SPA, request with the FDA and reached agreement on the major parameters associated with the design and conduct of our two current Phase 3 clinical trials of tavaborole. We completed enrollment in both Phase 3 trials in the fourth quarter of 2011.

        AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis. Atopic dermatitis is a chronic rash characterized by inflammation and itching. In 2007, Datamonitor reported that atopic dermatitis affected approximately 40 million people across the seven major pharmaceutical markets. The condition most commonly appears in childhood, with up to 20% of children in the United States affected, and it can persist into adulthood. Skin affected by atopic dermatitis can often be broken and chafed from scratching which allows bacterial or viral access that can lead to secondary infections. Current atopic dermatitis treatments attempt to reduce inflammation and itching to maintain the protective integrity of the skin. Antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, either as monotherapy or in combination, are the current standard of care for atopic dermatitis. However, these can be limited in utility due to insufficient efficacy or unwanted side effects. Psoriasis is a chronic inflammatory skin disease that affects approximately 7.5 million people in the United States and over 100 million people worldwide. Approximately 80% of psoriasis patients have mild-to-moderate disease, which is mainly treated with topical corticosteroids and vitamin D analogs. However, topical corticosteroids and vitamin D analogs are limited in their use by patients due to their long-term safety and/or their tolerability profile. In spite of these limitations, according to IMS Health, approximately 3.9 million prescriptions were filled for these topical therapies to treat psoriasis in the United States in 2009.

        We believe that AN2728 has the potential to be an effective treatment for atopic dermatitis and psoriasis with an attractive safety profile in a topical application, and thus provide an alternative to treatment with topical corticosteroids and topical immunomodulators for atopic dermatitis and topical corticosteroids and vitamin D analogs for psoriasis. Due to its boron-based structure, AN2728 binds with the active site of the enzyme phosphodiesterase-4 (PDE-4) in a novel manner, inhibits its activity, and reduces the production of a range of pro-inflammatory cytokines that are thought to be associated with atopic dermatitis and psoriasis.

        In December 2011, we reported the results of a Phase 2a trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate for the treatment of atopic dermatitis. The primary endpoint for both compounds was successfully achieved after 28 days of twice-daily treatment. In the final analysis, 68% of AN2728-treated lesions showed greater improvement in Atopic Dermatitis Severity Index (ADSI) score versus 20% for vehicle (P = 0.02) and 71% of AN2898-treated lesions showed greater improvement in ADSI score versus 14% for vehicle (P = 0.01). There were no severe adverse events reported that were considered related to either study drug.

        In June 2011, we successfully completed a final Phase 2b trial for AN2728 in psoriasis in which patients were randomized to receive either AN2728 or vehicle, a design that matched the anticipated conduct of our future Phase 3 trials. In October 2011 we held an End-of-Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and, in November 2011, we filed an SPA and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        GSK '052 is our lead systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. Gram-negative bacterial infections are increasing in prevalence, especially in hospitals, and represent a serious public health challenge due to their growing resistance to currently available drug therapies. According to the New England Journal of Medicine, it is estimated that there were 1.7 million hospital-acquired Gram-negative and Gram-positive infections and approximately 100,000 associated deaths in the United States alone in 2002. The New England Journal of Medicine also indicates that Gram-negative bacteria are responsible for more than 30% of hospital-acquired infections and account for approximately 70% of hospital-acquired infections in the intensive care unit. IMS Health estimates there were 40 million days of Gram-negative therapy administered in the United States in 2009. Gram-negative bacterial infections are becoming a major global health issue as their growing resistance to currently available drug therapies is rapidly increasing. Furthermore, recently approved Gram-negative antibiotics have been limited to new versions of existing antibiotics, which carry the risk of rapid resistance development from pre-existing mechanisms of resistance. Preclinical studies suggest that GSK '052 could be a novel approach for the treatment of infections caused by a broad range of Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp.

        Due to its unique boron-based chemical structure, GSK '052 specifically targets the bacterial enzyme LeuRS which is required for protein synthesis. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the bacterial infection. In preclinical safety, pharmacology and toxicology studies, GSK '052 showed robust activity against multi-resistant Gram-negative bacteria with no cross resistance to existing classes of antibiotics. In a Phase 1 proof-of-concept trial, GSK '052 demonstrated a promising safety profile and linear dose-proportional pharmacokinetic properties, reaching blood levels that were many times higher than the anticipated efficacious dose. If approved, we believe GSK '052 would be the first new class of antibacterial agents to treat serious hospital-acquired Gram-negative infections in thirty years. In addition, we believe GSK '052 has the potential to be the first antibiotic specifically targeting infections caused by Gram-negative bacteria that can be administered by both IV and oral routes, which would allow patients to continue on the same antibiotic therapy they received in the hospital once they are discharged.

        Following the completion of the Phase 1 trial, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK '052 and has assumed responsibility for further development of the product candidate and any resulting commercialization. Upon exercise of the option in July 2010, we received a fee of $15.0 million. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections, or cUTI, and complicated intra-abdominal infections, or cIAI. In September 2011, GSK was awarded a contract with the U.S. Department of Health and Human Services' Biomedical Advanced Research and Development Authority, or BARDA, to support the ongoing development of GSK '052. The contract provides up to $94 million in funding for up to four years to support studies to evaluate the efficacy of GSK '052 against bioterrorism threats, Phase 2 clinical trials for ventilator-associated pneumonia, and Phase 3 trials for complicated intra-abdominal infections.

        In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK '052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial of GSK '052 for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK '052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects. Upon completion of this analysis, GSK will consider options for the future development of GSK '052. Pending the continued development of GSK '052, we would be eligible to receive potential development milestones up to $75.0 million, commercial milestones up to $175.0 million and double-digit tiered royalties with the potential to reach the mid-teens on annual net sales.

        In August 2010, we entered into a research agreement with Eli Lilly and Company, or Lilly, under which we are collaborating to discover products for a variety of animal health applications, and Lilly is responsible for worldwide development and commercialization of compounds advancing from these efforts. In August 2011, Lilly selected AN8194 as the first development candidate in animal health under this collaboration, and we received a $1.0 million milestone payment. In addition, we will be eligible to receive payments upon the achievement of development and regulatory milestones, as well as tiered royalties, escalating from high single digit to in the tens, on sales depending in part upon the mix of products sold. Such royalties continue through the later of expiration of our patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis.

        In December 2007, we established a partnership with DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease. In March 2012, DNDi commenced Phase 1 human clinical trials of AN5568 for sleeping sickness. AN5568 is a product of Anacor's boron chemistry and the first oral drug candidate for sleeping sickness.

        Our clinical pipeline also includes two additional product candidates that may extend and expand the market opportunity of our dermatology portfolio. AN2718, our second topical antifungal product candidate, has the potential to treat onychomycosis and fungal infections of the skin. AN2898, our second topical anti-inflammatory product candidate, has the potential to treat atopic dermatitis and psoriasis. In December 2011, AN2898 successfully met the primary endpoint in the Phase 2a trial in atopic dermatitis.

Boron Chemistry Platform

        All of our current research and development programs, including our seven development-stage product candidates, are based on compounds that have been internally discovered using our boron chemistry platform. Boron is a naturally occurring element that is ingested frequently through consumption of fruits, vegetables, milk and coffee. Boron has two attributes that we believe confer compounds with drug-like properties. First, boron-based compounds have a unique geometry that allows them to have two distinct shapes, giving boron-based drugs the ability to interact with biological targets in novel ways and to address targets not amenable to intervention by traditional carbon-based compounds. Second, boron's enhanced reactivity as compared to carbon allows us to design molecules that can hit targets that are difficult to inhibit with carbon chemistry.

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

        Additionally, we have discovered new methods of synthesis of boron compounds, allowing for the creation of new compound families with broad chemical diversity and retention of drug-like properties. These new compound families expand the universe of biological targets that can be addressed by small-

molecule, boron-based compounds. We have been in operation since 2002 and began generating clinical candidates in our second year of operations. Since that time, we have discovered and synthesized thousands of boron-containing molecules and, of these, seven have reached development stage. The rate of discovery of molecules and promotion to clinical development has occurred at a relatively constant rate.

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

Our Strategy

        Our objective is to discover, develop and commercialize proprietary boron-based drug compounds with superior efficacy, safety and convenience for the treatment of a variety of diseases. The key elements of our strategy to achieve this objective are to:

  •
  Drive rapid, efficient discovery of novel boron-based compounds.  We believe the unique characteristics of boron and the expertise we have developed allow us to design novel product candidates that target a broad range of diseases and drive a rapid and efficient drug development process. During our first ten years of operations, we have discovered and advanced seven compounds that are currently in development and, in addition, have other active research and development programs ongoing.

  •
  Focus development activities in our core therapeutic areas.  We intend to focus our development activities in our core therapeutic areas of fungal, inflammatory and bacterial diseases. To fully leverage our boron chemistry platform, we have established and will continue to pursue development partnerships in these therapeutic areas.

  •
  Commercialize our products ourselves in specialty markets in the United States.  We intend to build a sales force to focus on domestic specialty markets, such as dermatology and podiatry. We have entered into and will continue to seek commercialization partners for products in non-specialty and international markets.

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

Our Product Candidates

Our Topical Antifungal Programs

  Tavaborole for Onychomycosis

        Our most advanced product candidate is tavaborole, a topical treatment for onychomycosis, which is a fungal infection of the nail and nail bed. We have reported positive results from three Phase 2 clinical trials and completed enrollment in two Phase 3 trials in the fourth quarter of 2011.

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

        Lamisil (terbinafine), a systemic drug approved for onychomycosis, had worldwide peak sales of $1.2 billion in 2004, before generic entry. According to IMS Health, for the 12-month period ending December 31, 2010, 1.4 million new prescriptions were filled in the United States for both branded and generic versions of terbinafine. Despite its high labeled efficacy (38%), we believe the usage of branded and generic terbinafine has been limited due to safety concerns related to liver toxicity. Penlac Nail Lacquer (ciclopirox), the only U.S. approved topical agent for onychomycosis, had U.S. sales of $125.0 million in 2002, before generic entry. According to IMS Health, for the 12-month period ending December 31, 2010, over 375,000 new prescriptions were filled in the United States for branded or generic ciclopirox. While ciclopirox has been shown to be safe due in part to its topical administration, we believe the usage of branded and generic ciclopirox has been limited due to its low labeled efficacy (5.5% - 8.5%).

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

        Penlac is approved for use in onychomycosis in conjunction with frequent debridement. In the two clinical trials cited on Penlac's product label, even with frequent debridement, only 5.5% and 8.5%, respectively, of patients treated with Penlac achieved 100% clear nail and mycological cure. We believe that a significant barrier to effective treatment by current topical therapies is the difficulty of formulating the drug product to penetrate through the nail plate and reach the site of infection.

  Our Solution: Tavaborole

        By addressing the limitations of current therapies, we believe tavaborole has a potential safety and efficacy profile that can make it a best-in-class therapy for the treatment of onychomycosis. We have completed three Phase 2 clinical trials in which tavaborole demonstrated statistically significant efficacy relative to vehicle and had no observed systemic side effects. We believe that the clinical data that we have generated to date demonstrates the potential advantages of tavaborole relative to Lamisil and Penlac. Tavaborole is currently being evaluated in two Phase 3 trials for onychomycosis.

        We have designed tavaborole, our topical antifungal, with three distinguishing characteristics:

  •
  Enhanced nail penetration properties.  We utilized our expertise in medicinal chemistry to design tavaborole with enhanced nail penetration properties, allowing for improved delivery of the compound through the nail plate to the nail bed, the site of onychomycosis infection. Preclinical studies utilizing human nails indicate that tavaborole is able to penetrate the nail plate 250 times more effectively than Penlac.

  •
  Novel mechanism of action with potent antifungal activity. We have utilized our expertise in boron-based chemistry to design tavaborole with potent antifungal activity. Tavaborole inhibits an essential fungal enzyme, leucyl-transfer RNA synthetase, or LeuRS, required for protein synthesis. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the fungal infection. We have shown that this inhibitory activity requires the presence of boron within the compound, as the replacement of the boron atom with a carbon atom in tavaborole inactivated the molecule. The unique boron-based mechanism of action underlying tavaborole was detailed in the June 22, 2007 issue of the journal Science.

  •
  No detected systemic side effects after topical dosing.  We have conducted clinical trials to assess systemic absorption of tavaborole. The results of these trials found that topical treatment with tavaborole resulted in low or no detectable levels of drug in the blood or urine. No treatment-related systemic side effects have been observed in any of our clinical trials, and we believe it is unlikely that treatment of onychomycosis with tavaborole will result in significant systemic side effects.

        We have completed three Phase 2 clinical trials which demonstrated that tavaborole is efficacious as defined by the percentage of patients achieving clear nail growth and negative fungal culture. We believe that these data have demonstrated that tavaborole's efficacy should be in a range that is at least twice that of Penlac and may approach that of Lamisil. In addition, in our Phase 1 and Phase 2 clinical trials, we have shown that tavaborole achieves significant nail penetration, results in little or no systemic exposure and is well-tolerated across a range of doses.

  Tavaborole Phase 3 Development Program

        In the fourth quarter of 2011 we completed enrollment in two Phase 3 clinical trials for tavaborole in onychomycosis. The Phase 3 program consists of two double-blind, vehicle-controlled trials of approximately 600 patients each. Vehicle refers to the topical solution without the active ingredient. Two-thirds of the patients were randomized to receive tavaborole at the 5.0% concentration, or dose, compared to one-third who receive vehicle once daily for 48 weeks. The primary efficacy endpoint is a composite endpoint measuring complete cure of the great toenail at week 52, which is consistent with the FDA endpoint requirement for Lamisil. Complete cure requires both a mycologic cure and a completely clear nail. Mycologic cure is achieved when the fungus present in the nail plate is killed by treatment. Achieving a clear nail requires a complete elimination of the diseased portion of the nail by replacement with a new healthy growing nail and nail bed. Given the slow rate of nail growth, which is approximately one to two millimeters per month, the industry standard for conducting Phase 3 clinical trials of onychomycosis is to evaluate the nails over a 12-month period, in order to allow sufficient time for patients to grow a new nail. In August 2010 we filed an SPA request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of our Phase 3 trials for tavaborole. The Phase 3 trials are being conducted at clinical sites in the United States, Canada and Mexico. Guidance meetings have also been completed with the European Medicines Agency and regulatory authorities in Japan. Based upon these discussions, we anticipate that our Phase 3 development program will help support approval in these regions, although an additional comparator trial will likely be required in these regions.

  Tavaborole Phase 2 Clinical Development Program

        Our Phase 2 clinical trials of tavaborole enabled us to define multiple well-tolerated, efficacious doses and a dose-response relationship. We have also demonstrated that topical application to the toenails has led to little or no detectable systemic drug exposure in blood or urine. Results from these trials supported the selection of the 5.0% dose of tavaborole for the Phase 3 clinical trials and enabled appropriate statistical calculations for the design of those trials.

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

        In our Phase 2 clinical trials, we enrolled onychomycosis patients representative of a wide clinical spectrum of the disease. We believe that the results of these trials indicate that tavaborole may effectively treat patients who are representative of the population that would seek treatment for onychomycosis.

  Study 200/200a: Double-Blind—Safety and Efficacy Compared to Vehicle

        The primary objectives of Study 200/200a were to demonstrate that the efficacy of tavaborole could be differentiated from vehicle, and to select the appropriate dose of tavaborole for Phase 3 clinical trials. A total of 187 patients were enrolled at multiple sites in Mexico and the United States. Enrolled patients were randomly assigned to be dosed with the vehicle or one of the following concentrations of tavaborole solution: 2.5%, 5.0% or 7.5%. The double-blind nature of the trial ensured that neither the patients nor the investigators were aware of which of the four treatment options was being applied. Patients dosed themselves daily for the first three months and three times per week for the remaining three months of the six-month treatment period. After an additional six months of follow-up, complete and partial responders were identified and post-treatment effects were assessed.

        The study's primary endpoint was the number of patients with at least two millimeters of clear nail growth and negative fungal culture at the end of the six-month treatment period. At this time point, 27% of patients receiving the 2.5% dose, 26% of patients receiving the 5.0% dose and 32% of patients receiving the 7.5% dose were observed to achieve the trial's primary endpoint, compared to 14% of patients receiving the vehicle. Overall, significantly more patients treated with tavaborole achieved the primary endpoint, compared with the vehicle (P-value of 0.03). Of 187 enrolled patients, four subjects experienced five episodes of skin irritation, and four of these episodes were observed in patients receiving tavaborole at the highest dose level. Based upon these results, we believe the 5% dose will offer patients the best combination of efficacy and tolerability and therefore, we selected this dose for advancement into our Phase 3 clinical trials.

  Study 201: Open-Label (first, second and third cohorts)—Safety and Efficacy

        The objective of Study 201 was to determine the safety and efficacy of 5.0% and 7.5% topical solutions of tavaborole in treating onychomycosis. A total of 60 patients were enrolled at multiple sites in Mexico in the first two cohorts. Half received a 5.0% daily dose and the other half received a 7.5% daily dose for a period of six months, with a subset of patients receiving an additional six months of follow-up assessment. The trial was open-label, such that both investigators and the patients knew which dose was being administered. The study's primary endpoint was the number of patients with at least two millimeters of clear nail growth at six months and a negative fungal culture. At the end of the six-month treatment period, 43% of patients receiving the 5.0% dose and 53% of patients receiving the 7.5% dose were observed to have achieved the trial's primary endpoint.

        The primary objective of the third cohort of Study 201 was to evaluate the safety of a longer treatment period of tavaborole in onychomycosis. In this open-label trial, patients received a 5.0% dose once daily for up to 360 days. A total of 29 patients were enrolled in this cohort, which indicated that 5.0% tavaborole solution applied daily for 360 days was well-tolerated by most subjects. At the end of the 12-month period, tolerability was shown to be similar to what was previously seen with 24 weeks of treatment. In addition, 14% and 24% of the patients treated in the third cohort reached the endpoint of at least two millimeters of clear nail growth and negative fungal culture at six months and twelve months, respectively. Seven percent of the third cohort patients demonstrated a completely clear nail and negative fungal culture after twelve months of dosing.

  Study 203: Open-Label—Efficacy of Lower Doses and Less Frequent Dosing

        The objective of Study 203 was to determine safety and efficacy of lower dosing and less frequent dosing of tavaborole in treating onychomycosis. Two groups of 30 patients were enrolled at multiple sites in the United States. Half applied a 1.0% daily dose for six months and the other half applied a 5.0% daily dose for the first month, then three times per week for the remaining five months of treatment. A subset of each treatment group was followed for an additional six months after the end of treatment. The study's primary endpoint was the number of patients with at least two millimeters of clear nail growth at six months and a negative fungal culture. At the end of the six-month treatment period, 30% of patients receiving the 1.0% dose and 50% of patients receiving the 5.0% dose achieved the primary endpoint.

  Tavaborole Preclinical Development Program

        We believe we have completed all of the preclinical toxicology studies required for marketing approval, including a chronic (nine-month) dermal minipig study, two-year mouse and rat carcinogenicity studies and definitive characterization of ADME (absorption, distribution, metabolism, and excretion) in animals.

  Former Collaboration with Schering

        In February 2007, we entered into an exclusive license, development and commercialization agreement with Schering-Plough Corporation, or Schering, for the development and worldwide commercialization of tavaborole. Under the agreement, Schering paid us a $40.0 million upfront fee and $9.5 million for our development-related transition activities and assumed sole responsibility for development and commercialization of tavaborole. In addition, Schering invested $10.0 million in a preferred stock financing completed in December 2008. In October 2009, the end-of-Phase 2 meeting with the FDA was completed. In November 2009, Schering merged with Merck & Co., Inc., or Merck, and in May 2010, pursuant to a mutual termination and release agreement, we regained the exclusive worldwide rights to tavaborole. Merck did not retain any rights to this compound. Upon returning rights to tavaborole in May 2010, Merck transferred back to us all materials and documents relating to tavaborole and paid us $5.8 million. The sponsorship of the U.S. Investigational New Drug, or IND, from Schering to Anacor was completed in May 2010.

  AN2718 for Topical Fungal Infections

        AN2718 is our second topical antifungal in clinical development for onychomycosis and fungal infections of the skin and utilizes the same mechanism as tavaborole. AN2718 appears to be well-suited to target organisms that cause common skin and topical fungal infections, including Trichophyton and Candida fungi. Based on preclinical studies and in comparison to tavaborole, we believe that AN2718 has greater potency against the dermatophytes T. mentagrophytes and T. rubrum and results in similar nail penetration. These studies suggest that, like tavaborole, AN2718 also has significantly greater nail penetration than Penlac.

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

Our Topical Anti-Inflammatory Programs

  AN2728 for Atopic Dermatitis and Psoriasis

        AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis, chronic inflammatory skin diseases that affect millions of people worldwide. To date, AN2728 has demonstrated initial tolerability and activity against atopic dermatitis in one Phase 2a trial and against psoriatic lesions in three Phase 1b, one Phase 2a, one Phase 2 and two Phase 2b clinical trials. In October 2011, we held an End-of-Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and in November 2011, we filed a SPA, and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        Given the safety profile exhibited by AN2728 in 13 clinical studies, the positive outcome from the Phase 2a atopic dermatitis trial and the large unmet medical need in atopic dermatitis relative to psoriasis, we intend to focus AN2728 development activities in 2012 on additional Phase 2 trials in atopic dermatitis and will defer the start of Phase 3 trials in psoriasis.

  Atopic Dermatitis Market

        Atopic dermatitis is a chronic rash characterized by inflammation and itching and usually occurs in people who have a personal or family history of asthma or seasonal or perennial allergic rhinitis. In 2007, Datamonitor reported that atopic dermatitis affected approximately 40 million people across the seven major pharmaceutical markets. The condition most commonly appears in childhood, with up to 20% of children in the United States affected, and it can persist into adulthood. Atopic dermatitis is the eighth most common disease in persons under 25 years of age and is a common cause for pediatric healthcare visits, nonetheless, it continues to be frequently misdiagnosed, misunderstood and ineffectively treated. While the exact cause of atopic dermatitis is not known, patients have a number of characteristics, including: a family tendency towards atopy, i.e., asthma, hay fever and atopic dermatitis; an impaired skin barrier function; dry skin; a lower than normal threshold for itching; increased susceptibility to bacterial as well as viral, fungal and yeast skin infections and abnormal immune and/or inflammatory responses. The secondary infections and/or greater than normal levels of bacterial colonization may be due to deficiencies in these patients' innate immunity. At least some of the inflammatory responses are driven by host responses to the super antigens of Staphylococcus aureus. Lesions of atopic dermatitis are commonly red, elevated, scaly, excoriated and oozing patches and are often accompanied by intense, unrelenting pruritus. The lesions lichenification, a thickening of the skin with exaggerated skin lines, is considered to be atrophic response to chronic rubbing.

  Limitations of Current Atopic Dermatitis Therapies

        Current atopic dermatitis treatments attempt to reduce inflammation and itching to maintain the protective integrity of the skin. Antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, either as monotherapy or in combination, are the current standard of care for atopic dermatitis. However, these can be limited in utility due to insufficient efficacy or unwanted side effects. The most recently approved non-steroidal topical therapies for atopic dermatitis were Protopic and Elidel, topical immunomodulators, which received Black Box warnings from the FDA in 2005.

  Psoriasis Market

        Psoriasis is a chronic inflammatory skin disease that affects approximately 7.5 million people in the U.S. and over 100 million people worldwide. Patients can be categorized as mild, moderate or severe, with approximately 80% of patients having mild to moderate forms of the disease. Psoriasis is characterized by thickened patches of inflamed, red skin covered with thick, silvery scales typically found at the elbows, knees, scalp and genital area. The disorder ranges from a single, small, localized lesion in some patients to a severe generalized eruption. Patients with mild-to-moderate psoriasis are typically treated with a combination of topical therapies, while patients with moderate-to-severe psoriasis are typically treated with a combination of topical and systemic therapies. The recent introductions of new systemic biologic therapies have provided new treatment options for patients with moderate to severe disease and have greatly expanded amounts spent on drugs to treat psoriasis. According to LeadDiscovery, sales of psoriasis drugs in the seven major pharmaceutical markets (United States, Japan, France, Germany, Italy, Spain and the United Kingdom) were $2.5 billion in

2008. In 2009, over 4.5 million prescriptions were written for patients with psoriasis in the United States, with approximately 3.9 million of these prescriptions written for topical therapies.

  Limitations of Current Psoriasis Therapies

        Most psoriasis patients use more than one type of treatment at any given time and may rotate treatments over time as their disease severity changes or they develop complications. Although current treatments attempt to decrease the severity of the disease, none of them cures the disease. Currently available treatments can be classified as topical, oral, injectable or phototherapy. According to IMS Health, 84% of all prescriptions for psoriasis within the United States in 2009 were for topical treatments. The most common topical treatments are corticosteroids, vitamin D derivatives, such as Dovonex (calcipotriene), topical retinoids, such as Tazorac (tazarotene), and crude coal tar preparations. Taclonex is also a treatment for psoriasis and is a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate. The most common oral treatments are the immunosuppressive drug methotrexate and the oral retinoid acitretin. A number of injectable biologic drugs in the market include Amevive, Enbrel, Humira, Remicade, Stelara and Simponi. The majority of these drugs are monoclonal antibodies, complex protein molecules, some of which act by the inhibition of TNF-alpha. In addition to topicals, orals and injectables, psoriasis is also treated with ultraviolet light exposure. Typically, physicians initiate treatment by prescribing topical therapies to treat mild or moderate forms of psoriasis, followed by light therapy or oral treatments if the patient's disease does not improve. For patients who do not respond to oral treatments or light therapy, or for those who have moderate-to-severe psoriasis, physicians will prescribe injectable biologic treatments.

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

  Our Solution: AN2728 for Atopic Dermatitis and Psoriasis

        We believe that AN2728 will have comparable efficacy to that of topical immunomodulators in treating atopic dermatitis and comparable efficacy to that of topical mid-potency corticosteroids and vitamin D analogs in treating psoriasis, but with a better safety and tolerability profile. AN2728 is a novel boron-containing small molecule that inhibits PDE-4 and reduces the production of pro-inflammatory cytokines thought to be associated with atopic dermatitis and psoriasis. If approved, AN2728 would be the first topical non-steroidal treatment that inhibits TNF-alpha release. Because AN2728 has a novel mechanism of action, it can potentially be combined with topical corticosteroids and vitamin D analogs for patients with mild-to-moderate psoriasis. In addition, patients with severe psoriasis who combine topical and systemic therapies may use AN2728.

  AN2728 Development Program

        In December 2011, we announced the results of a Phase 2a trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, for the treatment of atopic dermatitis. The primary endpoint for both compounds was successfully achieved after 28 days of twice-daily treatment. In the final analysis, 68% of AN2728-treated lesions showed greater improvement in ADSI score versus 20% for vehicle (P = 0.02) and 71% of AN2898-treated lesions showed greater improvement in ADSI score versus 14% for vehicle (P = 0.01). There were no severe adverse events reported that were considered related to either study drug.

        In June 2011, we reported results from the final Phase 2b trial to evaluate the safety and efficacy of AN2728 in patients with mild-to-moderate psoriasis under the anticipated conditions of expected Phase 3 trials to provide preliminary indications of efficacy and local tolerability and systemic safety when treating all or nearly all of the plaques on each subject. 68 subjects were randomized in a 2:1 ratio, AN2728 to vehicle. Subjects treated with AN2728 showed improvement over vehicle at each of the recorded timepoints during the 12-week study period with peak efficacy (defined by proportion of subjects achieving complete or near complete clearance of treated psoriasis plaques) of 26% occurring after six weeks of treatment with AN2728.

        In October 2011 we held an End-of-Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and, in November 2011, we filed a SPA and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        Given the safety profile exhibited by AN2728 in 13 clinical studies, the positive outcome from the Phase 2a atopic dermatitis trial and the large unmet medical need in atopic dermatitis relative to psoriasis, we intend to focus AN2728 development activities in 2012 on additional Phase 2 trials in atopic dermatitis and will defer the start of Phase 3 trials in psoriasis.

  AN2728 Phase 1b and Phase 2 Development Program

        AN2728 has demonstrated initial tolerability and activity against atopic dermatitis in one Phase 2a study, and against psoriatic lesions in three Phase 1b, one Phase 2a, one Phase 2 and two Phase 2b clinical trials. For AN2728, all three of our completed Phase 1b microplaque trials showed significant activity over vehicle. Subsequently, our four completed Phase 2 trials confirmed the results of the microplaque studies when applied by the patient.

        The following chart summarizes our AN2728 clinical trials to date for atopic dermatitis and psoriasis that compared AN2728 to existing topical treatments or vehicle:

AN2728 in Atopic Dermatitis	Type	Dosing	Patients	Trial Duration	Trial Objectives	Completed
Phase 2a	Double-blind	AN2728 Ointment, 2.0% vs. vehicle or AN2898 Ointment, 1.0% vs. vehicle	46	28 days	Evaluate safety and efficacy of both product candidates in treating atopic dermatitis	December 2011

AN2728 in Psoriasis	Type	Dosing	Patients	Trial Duration	Trial Objectives	Completed
Microplaque Phase 1b	Open-label	5.0% Betnesol-V, Protopic, Vehicles	12	12 days	Evaluate safety and efficacy compared to Betnesol-V, Protopic and vehicles	March 2007
Microplaque Phase 1b	Open-label	0.5%, 2.0%, 5.0%, Betnesol-V, Protopic, Vehicle	12	12 days	Evaluate safety and efficacy of multiple doses compared to Betnesol-V, Protopic and vehicle	December 2007
Microplaque Phase 1b	Open-label	0.3%, 1.0%, 2.0%, Betnesol-V, Vehicle	12	12 days	Evaluate safety and efficacy of multiple doses compared to Betnesol-V and vehicle	March 2008

AN2728 in Psoriasis	Type	Dosing	Patients	Trial Duration	Trial Objectives	Completed
Phase 2a	Double-blind	Vehicle; 5.0%	35	4 weeks	Evaluate safety and efficacy compared to vehicle	March 2008
Phase 2	Double-blind	Vehicle; 5.0%	30	12 weeks	Evaluate optimal duration of therapy	December 2008
Phase 2b dose-ranging	Double-blind	Vehicle; 0.5%, 2.0% once and twice daily	145	12 weeks	Evaluate optimal dose and duration of therapy	June 2010
Phase 2b	Double-blind	Vehicle; 2.0% twice daily	68	12 weeks	Evaluate optimal dose and duration of therapy	June 2011
Maximal Use Systemic Exposure (MUSE)	Open-label	2.0% twice daily	33	8 days	Evaluate pharmacokinetic profile under maximal use conditions	January 2012
Local Tolerability Study	Double-blind	2.0% or vehicle twice daily	32	21 days	Evaluate potential irritancy when applied to sensitive skin areas	January 2012

  Phase 2a Clinical Trial in Atopic Dermatitis

        We have completed a Phase 2a study of AN2728 and AN2898, our second topical anti-inflammatory, in atopic dermatitis. In this multicenter, randomized, double-blind, vehicle-controlled, bilateral comparison study, 46 patients with mild-to-moderate dermatitis were randomized (1:1) to receive either AN2728 Ointment, 2% vs. Ointment vehicle or AN2898 Ointment, 1% vs. Ointment vehicle, applied twice daily to two similar target lesions on the trunk or extremities for six weeks. Lesion severity was measured by the ADSI score, which is the sum of the severity scores of five clinical features (erythema, pruritus, exudation, excoriation and lichenification) from 0 (none) to 3 (severe) for each feature, for a total score of 0 to 15. The primary endpoint for both compounds was successfully achieved after 28 days of twice-daily treatment. In the final analysis, 68% of AN2728-treated lesions showed greater improvement in ADSI score versus 20% for vehicle (P = 0.02) and 71% of AN2898-treated lesions showed greater improvement in ADSI score versus 14% for vehicle (P = 0.01). There were no severe adverse events reported that were considered related to either study drug. In addition, lesions treated with AN2728 showed a 66% mean improvement in ADSI score at day 28 compared to 39% mean improvement in ADSI score for lesions treated with vehicle (P < 0.01). Lesions treated with AN2898 showed a 68% mean improvement in ADSI score at day 28 compared to 45% mean improvement in ADSI score for lesions treated with vehicle (P = 0.02). Finally, the proportion of lesions achieving total or partial clearance (ADSI score ≤ 2.0) at day 28 was 52% for lesions treated with AN2728 compared to 16% for lesions treated with vehicle and 48% for lesions treated with AN2898 compared to 33% for lesions treated with vehicle.

  Phase 1 Clinical Trials in Psoriasis

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

        In March 2007, we completed our first Phase 1b microplaque clinical trial of AN2728 in patients with psoriasis. The study enrolled 12 patients for a 12-day treatment and compared AN2728 5.0% ointment, AN2728 5.0% cream, Betnesol-V cream (betamethasone valerate, a mid-potency corticosteroid) and Protopic ointment (tacrolimus, an immunomodulator), vehicle cream and vehicle ointment. This study demonstrated that AN2728 caused a significant reduction in the thickness of psoriatic lesions compared to both vehicles, at a P-value of 0.025. The mean percent reduction in infiltrate thickness for AN2728 was 54%, as compared to 48% for Protopic and 72% for Betnesol-V. The results of the secondary endpoint paralleled the results of the primary endpoint.

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

        In February 2012, we announced results for a Maximal Use Systemic Exposure (MUSE) study in psoriatic patients and a local tolerability study in healthy volunteers. The MUSE study was designed to obtain a full pharmacokinetic profile in psoriatic patients under Phase 3 maximal use conditions. The multi-center, open label study enrolled 33 patients with extensive psoriasis with a mean involvement of 38% of total body surface area. Patients applied AN2728 Ointment, 2% twice daily for eight days. No serious adverse events were reported and no subjects discontinued early from the study. Application of AN2728 Ointment, 2% on larger body surface areas resulted in higher plasma exposure levels but did not correlate with greater adverse events. The local tolerability study was designed to examine the potential irritancy of AN2728 Ointment, 2% when applied to sensitive skin areas such as the face, skin folds (groin, armpits), genitals, etc. This single-center, double-blind, vehicle-controlled study randomized 32 adult healthy volunteers (3:1) to receive AN2728 Ointment, 2% or Ointment vehicle. Subjects applied study drug as instructed twice daily for 21 days to sensitive skin areas. At each of seven visits, each tolerability parameter was graded on a scale of 0 (none) to 3 (severe) in intervals of 0.5. Overall, almost 99% of the nearly 8,700 tolerability measurements were scored as 0 (none). None of the treated anatomic areas appeared to be particularly sensitive to irritation by the study drug or vehicle. No serious adverse events were observed in the trial. Adverse events occurred at a low rate and were generally mild.

  Phase 2 Clinical Trials in Psoriasis

        Psoriasis is often bilateral and symmetrical, meaning that patients with psoriasis commonly have similar areas of psoriasis on opposing sides of their body. Three of our Phase 2 studies of AN2728 for the treatment of psoriasis were designed as bilateral studies in which patients treat one of their plaques with one treatment and a similar plaque or the other side of the body with a comparison treatment. This allowed patients to serve as their own control.

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

        In June 2011, we completed the final Phase 2b trial to evaluate the safety and efficacy of AN2728 in patients with mild-to-moderate psoriasis under the anticipated conditions of expected Phase 3 trials to provide preliminary indications of efficacy and local tolerability and systemic safety when treating all or nearly all of the plaques on each subject. 68 subjects were randomized in a 2:1 ratio, AN2728 to vehicle. Subjects treated with AN2728 showed improvement over vehicle at each of the recorded timepoints during the 12-week study period with peak efficacy (defined by proportion of subjects achieving complete or near complete clearance of treated psoriasis plaques) of 26% occurring after six weeks of treatment with AN2728.

  AN2898 for Atopic Dermatitis and Psoriasis

        AN2898 is our second anti-inflammatory product candidate for atopic dermatitis and psoriasis. Like AN2728, AN2898 is a novel boron-containing small molecule that inhibits PDE-4 and reduces the production of pro-inflammatory cytokines believed to be associated with atopic dermatitis and psoriasis.

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

        In December 2011, we completed a Phase 2a study of AN2898 in atopic dermatitis. In this multicenter, randomized, double-blind, vehicle-controlled, bilateral comparison study, 46 patients with mild-to-moderate dermatitis were randomized (1:1) to receive either AN2728 Ointment, 2% vs. Ointment vehicle or AN2898 Ointment, 1% vs. Ointment vehicle, applied twice daily to two similar target lesions on the trunk or extremities for six weeks. The primary endpoint for both compounds was successfully achieved after 28 days of twice-daily treatment.

Our Systemic Antibiotic Program

  GSK '052 for Gram-Negative Infections

        GSK '052 is our lead systemic antibiotic product candidate for the treatment of infections caused by Gram-negative bacteria. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK '052. GSK has assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for cUTI and cIAI. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK '052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial of GSK '052 for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK '052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects. Upon completion of this analysis, GSK will consider options for the future development of GSK '052.

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

  Our Solution: GSK '052

        GSK '052 is a novel boron-based, small molecule product candidate that targets the bacterial enzyme leucyl tRNA synthetase. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the bacterial infection. Preclinical studies suggest that GSK '052 could be a novel approach for the treatment of infections caused by Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp. GSK '052 has demonstrated a favorable profile in preclinical safety and toxicology studies. Results from a Phase 1 proof-of-concept trial showed that GSK '052 demonstrated a promising safety profile and linear dose-proportional pharmacokinetic properties, reaching blood levels that were multiple times higher than the anticipated efficacious dose. Subject to GSK's decision to continue further development, we believe GSK '052 could represent the first new class antibacterial to treat serious hospital-acquired Gram-negative infections in thirty years. In addition, we believe GSK '052 has the potential to be the first antibiotic specifically targeting infections caused by Gram-negative bacteria that can be administered by both IV and oral routes, which, for the first time, would allow patients to continue on the same antibiotic therapy they received in the hospital once they are discharged.

  GSK '052 Development Program

        In November 2009, we initiated a Phase 1 dose-escalating clinical study for GSK '052, to evaluate the safety, tolerability and pharmacokinetics of GSK '052 in healthy volunteers. The randomized, double-blind, placebo-controlled, dose-escalation study enrolled 72 subjects. Participants in this study received GSK '052 in single or multiple doses for treatment durations of up to 14 days and included doses that achieve blood levels that are approximately four times the expected efficacious blood levels based on our preclinical studies. In June 2010, we reported Phase 1 results showing that GSK '052 appeared to be safe and well-tolerated. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK '052. Upon exercise of the option, we received a fee of $15.0 million. In June 2011, GSK initiated two Phase 2b trials for cUTI and cIAI. In September 2011, GSK was awarded a $94 million contract with the U.S. Department of Health and Human Services' Biomedical Advanced Research and Development Authority, or BARDA, to support the ongoing development of GSK '052 including studies to evaluate the efficacy of GSK '052 against bioterrorism threats, Phase 2 clinical trials for ventilator-associated pneumonia, and Phase 3 trials for complicated intra-abdominal infections.

        In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK '052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial of GSK '052 for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK '052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects. Upon completion of this analysis, GSK will consider options for the future development of GSK '052.

Our Animal Health Program

  AN8194 for Animal Health

        AN8194 is a boron-based compound currently in development for an undisclosed indication in animal health. In August 2010, we established a research and development agreement with Lilly to create and develop new therapeutics for animal health. In August, 2011, Lilly selected AN8194 as its first development candidate for which we received a $1 million milestone payment.

  Animal Health Market

        The animal health market is focused on providing a quality life to animals that are generally categorized as companion animals or food animals. The market is driven primarily by two main factors: pet owners in the United States and Europe demanding more advanced and expensive treatments for companion animals, and the growing world population has increased the demand for food animals requiring improvements in livestock health care and feeding in food animal production. Pharmaceutical products in animal health include vaccines, antibiotics, antifungals, anti-parasitics and medical feed additives. The market for animal health products is approximately $20 billion a year with an annual growth rate averaging over 6% in the last 10 years. The top-selling animal health products are anti-parasitics for companion animals and generate annual sales of almost a $1 billion a year.

  Our Solution: AN8194

        Our boron chemistry platform has demonstrated the potential to treat a number of diseases caused by bacteria, fungi and parasites, some of the leading causes of diseases in animals. As a result of some of our work in human neglected diseases, we identified the opportunity to address unmet medical needs in animals as well. Lilly funded the research that resulted in the discovery of AN8194 and will be responsible for its future development and commercialization. Anacor is eligible to receive additional development and regulatory milestones as well as tiered royalties from the high single digits to low double digits on future sales.

Our Neglected Diseases Initiatives

  AN5568 for Sleeping Sickness

        AN5568 is a boron-based compound currently in Phase 1 clinical trials for sleeping sickness. In December 2007, we established a partnership with DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease. In March 2012, DNDi commenced Phase 1 human clinical trials of AN5568 in sleeping sickness. AN5568 is a product of Anacor's boron chemistry and the first oral drug candidate for this indication.

  Sleeping Sickness

        Sleeping sickness threatens millions in 36 countries in sub-Saharan Africa and is fatal if left untreated. The disease is caused by parasites transmitted by the bite of a tsetse fly and is often asymptomatic for years until the infection reaches "stage 2" where it crosses into the central nervous system and brain. Without effective treatment, sleeping sickness is fatal.

  Limitations of Current Sleeping Sickness Treatments

        Currently available treatments are limited to drugs developed decades ago that are either highly toxic, difficult to administer in resource-limited settings, or are only effective in one stage of the disease. In addition, prior to being treated, the stage of the disease must be determined using a diagnostic spinal tap to extract cerebrospinal fluid from the patient. Two-thirds of all reported sleeping sickness cases are found in the Democratic Republic of the Congo (DRC), where healthcare is often inaccessible to large parts of the population due to violent conflict, great distances patients must travel to health facilities, and extreme poverty.

  Our Solution: AN5568

        In pre-clinical studies, AN5568 demonstrated safety and the ability to cross the blood-brain barrier making it efficacious against stage 1 and stage 2 of the disease. In addition, its oral formulation, short duration of therapy and excellent pre-clinical safety profile imply that it could change the way sleeping sickness is treated, reduce its incidence in humans, and contribute to elimination of the disease.

Research Activities

  Internal Research Activities

        Our internal research activities include follow-on research to our existing compounds as well as investigation of novel activity of our boron chemistry platform in multiple therapeutic applications. Key efforts currently include the further development of topical and systemic PDE-4 inhibitors for the treatment of inflammatory diseases, the development of novel anti-infectives against targets not covered in our existing GSK collaboration, and work on novel kinase inhibitors.

  Neglected Diseases Initiatives

        Neglected diseases are defined as diseases that disproportionately affect the world's poorest people, including tuberculosis, or TB, malaria, visceral leishmaniasis, Chagas disease, sleeping sickness, and filarial worms. Despite the fact that these diseases cause significant morbidity and mortality worldwide, and that the current standards of care are difficult to administer, have significant toxicities and are increasingly becoming less effective due to resistance, there has been little investment in developing new therapies for these diseases due to the absence of a reasonable expectation of a financial return.

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

        In recent years, a number of foundations and governments have created public- private partnerships to address this gap by funding promising technologies that may result in new drugs. In December 2007, we established a partnership with the DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease. In March 2012, DNDi initiated the first Phase 1 clinical trial of AN5568 in humans for sleeping sickness. In May 2009, we established a collaboration with the Global Alliance for TB Drug Development. In April 2010, we entered into a research collaboration with the MMV to identify lead compounds for the treatment of prophylaxis of malaria and in March 2011 we also entered into a development agreement with MMV to develop compounds for the treatment of malaria. In December 2010, we entered into a collaboration with the Sandler Center for Drug Discovery at the University of California at San Francisco to discover new drug therapies for the treatment of river blindness, a parasitic disease that is the second leading cause of infectious blindness worldwide. In March 2011, we announced the establishment of our joint research agreement with the Institute for OneWorld Health to discover antibacterial compounds for treating diarrheal diseases.

        Our work in this area also allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and, ultimately if a drug is approved, potential revenue in some regions.

Collaboration with GSK

        In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. Under the agreement, we are currently working to identify and develop product candidates in three target-based project areas. The collaborative research term of the agreement is six years, subject to an extension of up to two years if agreed to by both parties.

        Pursuant to the agreement, GSK paid us a $12.0 million non-refundable, non-creditable upfront fee in October 2007. In addition, GSK invested $30.0 million in a preferred stock financing completed in December 2008. Subsequently, in November 2010, GSK invested an additional $5.0 million in our common stock in connection with our initial public offering.

        In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK '052 (formerly known as AN3365), our lead systemic antibiotic for the treatment of infections caused by Gram-negative bacteria. Upon exercise of the option, we received a licensing fee of $15.0 million. GSK assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections and complicated intra-abdominal infections. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK '052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial of GSK '052 for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK '052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects. Upon completion of this analysis, GSK will consider options for the future development of GSK '052. Pending continued development of GSK '052, we would be eligible to receive potential development milestones up to $75.0 million, commercial milestones up to $175.0 million and double-digit tiered royalties with the potential to reach the mid-teens on annual net sales.

        In September 2011, we amended and expanded our agreement with GSK and received a $5.0 million upfront payment. The amended agreement provides an option for GSK to expand its rights around the bacterial enzyme target LeuRS in return for a milestone payment ranging from $5.5 million to $6.5 million, depending upon the timing of such payment. Any future work under the collaboration directed towards LeuRS will be funded by GSK through a collaborative research program under which Anacor and GSK would pursue additional drug candidates to candidate selection, following which, GSK would have the right to undertake further development and commercialization. Anacor would be eligible for additional milestones, which range from up to $189.4 million to $264.0 million in the aggregate per product candidate, and royalties in the high single digits on sales of resulting products. In addition, the amendment to the collaboration adds a new program for TB, under which GSK will fund Anacor's TB research activities through to candidate selection. Upon meeting candidate selection criteria, GSK will have the option to license TB compounds and would be responsible for all further development and commercialization. Anacor would be eligible for additional milestones and royalties on sales of resulting products. The amendment also includes the option for GSK to acquire rights to

Anacor's malaria program, currently being developed through a collaboration with MMV. Anacor and MMV will continue to conduct preclinical, Phase 1 and Phase 2 proof of concept studies, and GSK will have the option to license the program on an exclusive worldwide basis upon achieving Phase 2 proof of concept. Upon exercise of this option, Anacor would receive $5 million, less $1.7 million that will be paid to MMV as reimbursement for previously received funding and that will be reinvested in future anti-malarial research. Anacor would also be eligible for additional milestones and royalties on sales of resulting products. GSK is obligated to pay us tiered royalties with on annual net sales of products containing licensed compounds in jurisdictions where there is a valid patent claim covering composition of matter or method of use of the product and lesser royalties for sales in jurisdictions where there is no such valid patent claim. Such royalties shall continue until the later of expiration of such valid patent claims or ten years from the first commercial sale on a product-by-product and country-by-country basis.

        To date, in addition to the $17.0 million upfront payments and $15.0 million option exercise fee, we have received $10.1 million for achievement of performance milestones, including GSK '052 milestones for lead declaration, candidate selection and first patient dosing in a Phase 1 clinical trial. We have also received milestone payments for lead declarations in two other GSK programs.

        The agreement provides for a joint research committee to oversee the research collaboration, and a joint patent subcommittee responsible for coordination of intellectual property developed by the collaboration, including patent application filing. We and GSK have appointed an equal number of members to each such committee and decisions are made on a consensus basis, except that ultimate decision-making authority with respect to determining whether candidate selection criteria have been met, is vested in GSK. Unless earlier terminated, the agreement will continue in effect until expiration of all payment obligations under the agreement. GSK retains the unilateral right to terminate the agreement in its entirety upon six months prior written notice to us and immediately with respect to any project. Either party may also terminate the agreement, on a project-by-project basis or in its entirety, for any uncured material breach of the agreement by the other party. Either party may also terminate the agreement upon specified actions relating to insolvency of the other party. In the event of unilateral termination by GSK, all rights granted by us to GSK with respect to the project to which such termination applies would terminate and we would retain the rights to any compounds relating to such project. In the event of termination by GSK for cause, GSK would have a perpetual exclusive license under our intellectual property to develop and commercialize any project compounds to which such termination applies, subject to GSK's payment to us of specified royalties on sales of such compounds. In the event of termination by us for cause, we would have a perpetual exclusive license under GSK's intellectual property to develop and commercialize any project compound to which such termination applies, subject to payment by us to GSK of specified royalties on sales of such compounds.

        For a specified period following the effective date of the agreement, subject to certain exceptions, we may not research, optimize, develop or commercialize outside of the collaboration any compounds that we progressed through the project, or any other compounds directed against the same target, unless GSK's option to such compound terminated without being exercised or GSK later terminates its license to such compound after exercising such option. If we choose to develop such compounds after expiration of GSK's option or termination of GSK's license, we may be required under certain circumstances to make certain regulatory milestone and royalty payments to GSK for such compounds.

        Upon a change of control of either party, the agreement would remain in effect. Upon a change of control of Anacor, GSK has the right to elect to exercise any remaining options to license and commercialize compounds then under development pursuant to the research collaboration.

Collaboration with Eli Lilly and Company

        In August 2010, we entered into a research agreement with Eli Lilly and Company, or Lilly, under which we will collaborate to discover products for a variety of animal health applications and Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The collaboration combines our boron-based technology platform and drug research capabilities with Lilly's expertise in the area of animal health. We received an upfront payment of $3.5 million and we will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. In August 2011, we achieved our first development candidate in animal health under this collaboration and received a $1.0 million milestone payment. In addition, we will be eligible to receive payments upon the achievement of development and regulatory milestones, as well as tiered royalties, escalating from high single digit to in the tens, on sales depending in part upon the mix of products sold. Such royalties continue through the later of expiration of our patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis.

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

        We expect that if tavaborole and AN2718 are approved, primary care physicians will write a significant portion of prescriptions for these compounds in the United States, and we expect half of overall sales will be within the United States. Accordingly, we plan to enter into a partnership for tavaborole after the completion of Phase 3 clinical trials. We also anticipate that, if tavaborole, AN2718, AN2728 and AN2898 are approved, dermatologists and podiatrists will write a significant number of tavaborole and AN2718 prescriptions, and dermatologists will write a majority of prescriptions for AN2728 and AN2898, which we expect to address with our own sales force in the United States. If AN2728 and AN2898 are approved, we intend to sell these products for atopic dermatitis and psoriasis to dermatologists in the United States, and license commercialization rights to these product candidates to third parties for sales outside of the United States.

Intellectual Property

        Previous efforts to produce boron-based drugs have been centered largely on boronic acids as serine protease inhibitors, such as the oncology treatment Velcade. Our research concentrates on different biological targets and uses novel boron-based compounds where we believe there is little existing intellectual property held by others. Some of our intellectual property related to our product candidates was initially developed by us or our subcontractors. In the course of our development and commercialization collaborations, intellectual property relating to our product candidates may be developed by us and/or our collaborators, such as GSK, Lilly or Medicis.

        As of February 1, 2012, we were the owner of record of 12 issued U.S. patents (U.S. Pat. No. 7,390,806; U.S. Pat. No. 7,888,356; U.S. Pat. No. 7,652,000; U.S. Pat. No. 7,465,836; U.S. Pat. No. 7,968,752; U.S. Pat. No. 8,106,031; U.S. Pat. No. 7,582,621; U.S. Pat. No. 7,767,657; U.S. Pat. No. 8,039,451; U.S. Pat. No. 7,816,344; and U.S. Pat. No. 8,039,450) and 7 non-U.S. patents (2 South African patents, 2 Australian patents, 2 New Zealand patents, and 1 Russian patent). We are actively pursuing, either solely or with a collaborator, 32 U.S. patent applications 12 provisional and 20 non-provisional), 13 international (PCT) patent applications and 140 non-U.S. patent applications in at least 39 jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea. Of these actively pursued applications, 1 international (PCT) patent application and 3 non-U.S. patent applications are solely owned by a collaborator as of February 1, 2012.

        Our patent filings seek to protect innovations created by us and/or our collaborators, such as composition of matter (compound or pharmaceutical formulation), method of use, and process of production. As of February 1, 2012, claims have issued in the United States (U.S. Pat. No. 7,582,621 and U.S. Pat. No. 7,767,657), Australia, New Zealand, South Africa, and Russia which cover, among other embodiments, methods of using tavaborole to treat onychomycosis as well as pharmaceutical formulations containing tavaborole. As of February 1, 2012, claims have issued in Australia, New Zealand, South Africa, and Russia that cover, among other embodiments, methods of using AN2718 to treat onychomycosis as well as pharmaceutical formulations containing AN2718. Due to the existence of an expired U.S. patent relating to a non-pharmaceutical use of the compounds, we are not pursuing a claim solely covering tavaborole or AN2718 as a compound. As of February 1, 2012, claims have issued in the United States (U.S. Pat. No. 8,039,451) and Australia which cover, among other embodiments, AN2728 as a compound as well as pharmaceutical formulations containing AN2728. As of February 1, 2012, claims have issued in Australia which cover, among other embodiments, AN2898 as a compound as well as pharmaceutical formulations containing AN2898. U.S. Pat. No. 7,816,344 claims GSK '052 as a compound as well as part of a pharmaceutical formulation. U.S. Pat. No. 7,390,806, U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,968,752, U.S. Pat. No. 8,106,031, and U.S. Pat. No. 8,039,450 claim compounds which do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,888,356, and U.S. Pat. No. 8,039,450 claim pharmaceutical formulations that do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,652,000, U.S. Pat. No. 7,888,356, and U.S. Pat. No. 7,968,752 claim methods of using compounds which do not relate to our current product candidates.

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

        Our agreement with Lilly provides that we will retain all of our right, title and interest in intellectual property for which we possess the right to license or sublicense as of the effective date of the agreement and throughout the term of the agreement. Each party will remain the sole owner of intellectual property developed by its personnel under the research collaboration. Intellectual property that is jointly developed by Lilly and us under the collaboration will be jointly owned by Lilly and us, subject to exclusive licenses that may be granted to Lilly or us pursuant to the terms of the agreement.

        Our agreement with Medicis provides that we will retain all of our right, title and interest in intellectual property for which we possess the right to license or sublicense as of the effective date of the agreement and throughout the term of the agreement. Each party will remain the sole owner of intellectual property developed by its personnel under the research collaboration. Intellectual property that is jointly developed by Medicis and us under the collaboration will, under certain circumstances, be jointly owned by Medicis and us, subject to exclusive licenses that may be granted to Medicis or us pursuant to the terms of the agreement.

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

        Prior to entering into the agreement with Schering in 2007, we had successfully outsourced tavaborole cGMP manufacturing to a contract manufacturer at a scale that would have been sufficient to conduct Phase 3 clinical trials. Under our agreement with Schering, the formulation for tavaborole was finalized and manufactured at one of Schering's GMP facilities. In November 2009, Schering merged with Merck and in May 2010, we regained the worldwide rights to tavaborole. As part of the transition from Merck to us, we received sufficient drug product to initiate and sufficient active ingredient to complete our planned Phase 3 clinical trials of tavaborole. We have transferred tavaborole drug product manufacturing to a third party that operates in compliance with cGMP regulations and will need to scale up and manufacture additional active ingredient and drug product, potentially at other third party manufacturing sites, in order to complete our NDA submission. We outsource global process development work and product manufacturing to third parties for AN2728 and our other product candidates.

Competition

  Onychomycosis

        If approved for the treatment of onychomycosis, we anticipate tavaborole and AN2718 would compete with other approved onychomycosis therapeutics including:

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

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. Product candidates in late-stage development include a novel topical triazole that completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, or DPS, a wholly-owned subsidiary of Valeant Pharmaceuticals International, an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy's Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. At least three lasers have received FDA clearance for the treatment of onychomycosis—the PinPointe FootLaser, Cutera's GenesisPlus and the JOULE ClearSense laser system. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis.

  Atopic Dermatitis

        If approved for the treatment of atopic dermatitis, we anticipate AN2728 would compete with other marketed atopic dermatitis therapeutics. Current atopic dermatitis treatments attempt to reduce inflammation and itchiness to maintain the protective integrity of the skin. Combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus), are the current standard of care. In addition, while the use of ultraviolet light is not approved by the FDA, it has been applied to the treatment of atopic dermatitis.

  Psoriasis

        If approved for the treatment of psoriasis, we anticipate AN2728 would compete with other marketed psoriasis therapeutics including:

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

  •
  Systemic treatments:  Among the product prescribed for the treatment of moderate-to-severe psoriasis are the following: oral products, such as methotrexate, cyclosporine and acitretin; injected biologic products, such as Enbrel, marketed by Amgen, Remicade, Stelara and Simponi, marketed by Janssen Biotech, Amevive, marketed by Astellas, and Humira, marketed by Abbott.

  •
  Other treatments:  Various light-based treatments are also used to treat psoriasis, including the 380 nanometer excimer laser and pulsed dye lasers. In addition, there are several non-prescription or over-the-counter topical treatments utilized to treat psoriasis, including salicylic acid and coal tar, as well as bath solutions and moisturizers.

        In addition to the marketed psoriasis therapeutics, there are product candidates in Phase 3 development that could potentially be used to treat psoriasis and compete with AN2728, including an injectable therapy from Abbott, and oral therapies from Pfizer, Celgene and Isotechnika. In addition to these, a number of topical, oral and injectable product candidates are in various stages of development for the treatment of psoriasis.

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

  •
  Antibiotics in development:  The need for new antibiotics will continue to grow due to evolving resistance to existing antibiotics. There are several earlier stage compounds in clinical development including Forest and AstraZeneca's ceftazidime/NXL-104, which is in Phase 3 development, and Cubist's CXA-201, which is also in Phase 3 development. We expect that GSK '052 will face competition from new antibiotics entering the market to address this ongoing need.

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

  •
  reforming drug importation laws.

        Indeed, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, which was signed into law in March of 2010, substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts pharmaceutical manufacturers. The Healthcare Reform Act includes, among other things, the following measures:

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

Employees

        As of December 31, 2011, we had 80 full-time employees, 31 of whom held Ph.D. or M.D. degrees and 68 of whom were engaged in full-time research and development activities. We plan to continue to expand our product development programs. To support this growth and to support public company requirements, we will need to expand our managerial, development, finance and other functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Facilities

        Our corporate headquarters are located in Palo Alto, California, where we lease a 36,960 square-foot building with laboratory and office space. The lease will terminate in March 2018.

        We also lease approximately 15,300 square feet of laboratory and office space in another building in Palo Alto, California under a lease agreement that terminates in December 2013. In addition, we have two (2) one-year options to extend the lease through each of 2014 and 2015. We may terminate the lease by providing four months' written notice.

Corporate and Available Information

        Our principal corporate offices are located at 1020 East Meadow Circle, Palo Alto, California 94303-4230 and our telephone number is (650) 543-7500. We were incorporated in Delaware in December 2000 and began business operations in March 2002. Our internet address is www.anacor.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investors section of our internet website. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our internet website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

        We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of approximately $47.9 million, $10.1 million and $24.8 million for 2011, 2010 and 2009, respectively, and as of December 31, 2011, we had an accumulated deficit of approximately $159.1 million We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of tavaborole, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and adding infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Revenues from our collaboration with GSK are uncertain because GSK may not continue to develop GSK2251052, or GSK '052 (formerly known as AN3365), milestones under our agreements with GSK may not be achieved, GSK may not exercise its option to license additional product candidates that may be identified pursuant to our collaboration with them, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

        Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our other products. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Annual Report on Form 10-K:

  •
  our ability to obtain additional funding to develop our product candidates;

  •
  the need to obtain and maintain regulatory approval for tavaborole, AN2728, GSK '052, AN8194 or any of our other product candidates;

  •
  delays in the commencement, enrollment and the timing of clinical testing;

  •
  the success of our clinical trials through all phases of clinical development, including our current Phase 3 clinical trials of tavaborole and future Phase 2 and Phase 3 trials of AN2728;

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

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of tavaborole and future Phase 2 trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million in February 2012 through a public offering of our common stock. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, from which we drew down an additional $8.0 million in December 2011; research funding under our collaboration with Lilly; reimbursements from our various collaborations with leading not-for-profit organizations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe our existing cash, cash equivalents and short-term investments and interest thereon will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our product candidates.

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

        Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including conduct of Phase 3 clinical trials for tavaborole and initiation of future Phase 2 and Phase 3 clinical trials for AN2728;

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

        Our current loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, which we entered into in March 2011 and amended in December 2011 in connection with our drawing down an additional $8.0 million, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lender's lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets, and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728, GSK '052, AN8194 or any of our other product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

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

        In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the current Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. We may conduct lengthy and expensive Phase 3 clinical trials of tavaborole only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval for tavaborole. Similarly, our clinical development programs for AN2728, GSK's development programs for GSK '052 and Lilly's development programs for AN8194 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

        We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If tavaborole, AN2728, GSK '052, AN8194 or any of our other product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

        Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of tavaborole, AN2728, GSK '052 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

  •
  difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates; and

  •
  inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving either a vehicle without the active ingredient or a placebo. For example, our Phase 3 clinical trials of tavaborole, which completed enrollment in December 2011, have a treatment duration of 48 weeks, and it may be difficult to retain patients for this entire period.

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

  •
  unforeseen safety or efficacy issues or any determination that a clinical trial presents unacceptable health risks; or

  •
  lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

        If we are required to conduct additional clinical trials or other testing of our product candidates beyond those currently contemplated, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates.

        In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, with the license of GSK '052, GSK now controls the development and commercialization of GSK '052, and in March 2012 GSK voluntarily discontinued certain of its current clinical trials of GSK '052 but did not terminate the program, while it reviews and assesses the data from the patients in those clinical trials. While GSK stated that its review relates to microbiological findings, there can be no assurance that following its review GSK will continue the GSK '052 program, and in any event if GSK determines to proceed, any clinical trials will have been delayed significantly by the time taken for preparation, review and consideration of the patient data available from the discontinued clinical trials.

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

        Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorable as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, GSK '052, AN5568 or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of tavaborole and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of tavaborole and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

        We are conducting the Phase 3 clinical trials of tavaborole and planning to conduct the Phase 3 clinical trials of AN2728 following Phase 2b studies of AN2728 in atopic dermatitis. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. We have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of tavaborole, AN2728 and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from or delay us in commercializing tavaborole, AN2728 and other product candidates we are developing.

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

  •
  our reputation may suffer.

        Any of these events could prevent us, GSK, Lilly, Medicis or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

        The commercial success of tavaborole, AN2728, GSK '052, AN8194 or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

  •
  potential product liability claims.

        If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our product candidates successfully.

        We may develop a sales and marketing infrastructure to market and sell our products in certain U.S. specialty markets. We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. We are currently evaluating the establishment of these capabilities, and these costs are expected to be incurred in advance of any approval of our product candidates. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we plan to enter into sales and marketing or licensing arrangements with third parties for non-specialty markets in the United States and for international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets.

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

        If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds as well as lasers which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole will also compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments, including for atopic dermatitis, other marketed atopic dermatitis therapeutics, which typically include combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus) and for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel, Remicade, Stelara, Simponi, Amevive, and Humira. A number of other treatments are used for psoriasis, including light based treatments and non-prescription topical treatments.

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. Product candidates in late-stage development include a novel topical triazole which completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, or DPS, a wholly-owned subsidiary of Valeant Pharmaceuticals International, an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy's Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least three lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis.

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

        Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell "branded prescription drugs," which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

        We currently have three significant ongoing collaboration agreements: our most advanced arrangement, an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for viral and bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis for the discovery, development, and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.

        During the research terms of the collaborations, we (and in some cases also our partner) are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop, such as GSK '052 in the case of GSK. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to or develop any resulting product candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such request, we will be obligated to pay certain milestones and royalties if we elect to develop and commercialize such products.

        If our collaboration partner elects to license or develop a compound, like GSK has with GSK '052 and Lilly has with AN8194, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates, and in some cases would owe our previous partner royalties to continue to develop and commercialize any such product candidates. For example, in March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK '052 but did not terminate the program. Following its review, GSK may terminate the program and we would have to determine whether to continue to develop and commercialize that product candidate following its return to us.

        If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, including GSK in the case of GSK '052 and Lilly in the case of AN8194, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations, including GSK in the case of GSK '052 and Lilly in the case of AN8194. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We could also become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

        Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, if tavaborole, AN2728 or any of our other product candidates receives marketing approval, we intend to enter into sales and marketing arrangements with third parties for non-specialty markets in the United States and for international sales, and to develop our own sales force targeting dermatologists and other specialty markets in the United States. If we are unable to enter into any such arrangements on acceptable terms, if at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

        We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We will need to scale up and manufacture additional active ingredient and drug product, potentially at other third party manufacturing sites, in order to complete our NDA submission for tavaborole. The inability to manufacture sufficient supplies of the drug product could adversely affect, if tavaborole is approved, product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728 and our other product candidates. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

        As of February 1, 2012, we are the owner of record of 12 issued U.S. patents and 7 non-U.S. patents with claims to boron-containing compounds and methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 28 U.S. patent applications (12 provisional and 20 non-provisional), 13 international (PCT) patent applications and 140 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 international (PCT) patent application and 3 non-U.S. patent applications are solely owned by a collaborator as of February 1, 2012.

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

        Recently, there have been numerous changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a "first to invent' to a "first inventor to file" system, limiting where a patent holder may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

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

        Some of our intellectual property rights related to compounds that are not in clinical development as of February 1, 2012 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

        Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of February 1, 2012 were developed through a collaboration with the DNDi. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture a product for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China, and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, a product containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. As of February 1, 2012, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of February 1, 2012, none of our other clinical product candidates are being considered for use in the DNDi collaboration.

        Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of February 1, 2012 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under the agreements. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through MMV. As of February 1, 2012, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of February 1, 2012, none of our clinical product candidates are being considered for use in the MMV collaboration.

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

        We are required to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, in connection with this Annual Report on Form 10-K for the year ending December 31, 2011. We have expended significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient, and if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

        As of February 15, 2012 our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 68% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

        We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation.

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

        As a result of our February 2012 public offering of common stock, sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Sales of shares of our common stock beneficially held by our directors and executive officers are currently restricted as a result of lock-up agreements but will be able to be resold beginning upon expiration of the lock-up agreements, which will occur in May 2012, unless extended under certain circumstances. Moreover, holders of shares of our common stock who are party to an investors' rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As a public company we are subject to additional expenses and administrative burden.

        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. For example, we must adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the lease expiration in March 2018. We also have a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which we extended through December 2013, and have two (2) one-year options to extend the lease through each of 2014 and 2015. This lease is cancelable with four months' notice. We believe that the facilities that we currently lease are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material litigation or other material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock began trading on the NASDAQ Global Market under the symbol "ANAC" on November 24, 2010. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low closing prices of our common stock for the period indicated since our initial public offering, or IPO, on November 24, 2010 as reported on the NASDAQ Global Market.

	High	Low
2011
4th Quarter	$7.08	$4.57
3rd Quarter	6.86	3.71
2nd Quarter	6.97	5.73
1st Quarter	9.05	6.25
2010
November 24, 2010 to December 31, 2010	$5.37	$4.90

        The closing price for our common stock as reported by The NASDAQ Global Market on February 29, 2012 was $5.94 per share.

        As of February 29, 2012, there were 31,494,801 shares of our common stock issued and outstanding with approximately 41 stockholders of record. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

 STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from November 24, 2010 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2011. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.09 on November 24, 2010 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on November 24, 2010 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Price Performance Graph

$100 investment in stock or index	Ticker	November 24, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Anacor	ANAC	$100.00	$105.50	$135.95	$126.92	$111.98	$121.81
NASDAQ Composite Index	IXIC	$100.00	$104.32	$109.36	$109.06	$94.98	$102.44
NASDAQ Biotechnology Index	NBI	$100.00	$104.51	$112.12	$119.40	$104.45	$116.85

DIVIDEND POLICY

        We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation.

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

        None.

ITEM 6.    SELECTED FINANCIAL DATA

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

        The statements of operations data for 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The statements of operations data for 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 were derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Contract revenue	$20,306	$26,357	$18,643	$25,076	$21,238
Government contract and grant revenue	—	1,467	—	—	51

Total revenues	20,306	27,824	18,643	25,076	21,289
Operating expenses:
Research and development(1)	56,097	29,866	34,083	36,189	24,597
General and administrative(1)	10,552	7,452	7,054	10,171	7,924

Total operating expenses	66,649	37,318	41,137	46,360	32,521

Loss from operations	(46,343)	(9,494)	(22,494)	(21,284)	(11,232)
Interest income	148	25	154	500	1,469
Interest expense	(1,396)	(2,005)	(2,434)	(2,298)	(1,268)
Loss on early extinguishment of debt	(313)	—	—	—	—
Other income (expense)	(40)	1,416	(80)	1,413	(580)

Loss before income tax benefit	(47,944)	(10,058)	(24,854)	(21,669)	(11,611)
Income tax benefit	—	—	15	44	—

Net loss	$(47,944)	$(10,058)	$(24,839)	$(21,625)	$(11,611)

Net loss per common share—basic and diluted	$(1.71)	$(2.71)	$(17.55)	$(15.39)	$(8.48)

Weighted-average number of common shares used in calculating net loss per common share—basic and diluted(2)	28,109,302	3,705,505	1,415,083	1,405,140	1,368,999

(1)
Includes the following noncash, stock-based compensation expense:

Research and development	$2,594	$1,631	$1,557	$1,263	$489
General and administrative	1,810	1,155	893	728	310
(2)
Please see Note 2 to our audited financial statements for an explanation of the method used to calculate basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts. There is a lack of comparability in the per share amounts between the periods presented above. During the fourth quarter of 2010, we issued 12,000,000 shares of common stock sold in our initial public offering (IPO), 2,000,000 shares of common stock sold in a concurrent private placement, and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of our IPO. Also during that quarter, all convertible preferred stock shares outstanding were converted into 11,120,725 shares of common stock at the closing of our IPO.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,682	$78,591	$14,503	$47,305	$32,491
Working capital	32,020	66,687	3,633	29,836	4,189
Total assets	55,789	83,964	17,945	54,515	37,873
Notes payable	17,313	7,741	10,724	14,289	8,262
Convertible preferred stock	—	—	87,473	87,473	37,637
Accumulated deficit	(159,124)	(111,180)	(101,122)	(76,283)	(54,658)
Total stockholders' equity (deficit)	13,899	56,393	(95,284)	(72,911)	(53,211)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements. These statements appearing throughout this Annual Report on Form 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We have discovered, synthesized and developed seven molecules that are currently in development.

        The productivity of our internal discovery capability has enabled us to generate a pipeline of both topical and systemic boron-based compounds. We have discovered seven product candidates that have reached development. Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have discovered three additional compounds that we have out-licensed for further development—GSK2251052, or GSK '052 (formerly referred to as AN3365), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria that is licensed to GlaxoSmithKline LLC, or GSK, AN8194 for the treatment of an animal health indication that is licensed to Eli Lilly and Company, or Lilly and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis, or HAT, which is licensed to Drugs for Neglected Diseases initiative, or DNDi. Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for one of these two trials in November 2011 and the other in December 2011. For AN2728, we completed a Phase 2b dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2b clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2a trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728, as well. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. In the second quarter of 2010, we completed a Phase 1 trial of GSK '052, and achieved proof-of-concept as defined under our collaboration agreement with GSK. In the third quarter of 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK '052. In the second quarter of 2011, GSK initiated two Phase 2 trials of GSK '052 in complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI). In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK'052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK '052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects.

        In addition to our three lead programs, we have two other clinical product candidates, AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively. We also have two additional compounds we have licensed to partners—AN8194 that is licensed to Lilly for an animal health indication and AN5568 that is licensed to DNDi for sleeping sickness.

        In February 2007, we entered into an exclusive license, development and commercialization agreement with Schering Corporation, or Schering, for the development and worldwide commercialization of tavaborole. Pursuant to the agreement, Schering paid us a $40.0 million non-refundable, non-creditable upfront fee and assumed sole responsibility for development and commercialization of tavaborole. In November 2009, Schering merged with Merck & Co., Inc., or Merck, and in May 2010, we entered into a mutual termination and release agreement with Merck. Under this agreement we regained the exclusive worldwide rights to tavaborole, Merck paid us $5.8 million and we released each other from any and all claims, liabilities or other types of obligations under the 2007 agreement. Merck did not retain any rights to this compound.

        In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives against four discovery targets. Pursuant to the agreement, GSK paid us a $12.0 million non-refundable, non-creditable upfront fee in October 2007. In addition, GSK was obligated to make payments to us if certain development, regulatory and commercial events occurred on a compound-by-compound basis and was further obligated to pay us tiered double-digit royalties with the potential to reach the mid-teens on annual net sales of products containing optioned compounds in jurisdictions where there is a valid patent claim covering composition of matter or method of use of the product and lesser royalties for sales in jurisdictions where there is no such valid patent claim. Such royalties shall continue until the later of expiration of such valid patent claims or ten years from the first commercial sale on a product-by-product and country-by-country basis. GSK also invested $30.0 million in our preferred stock financing completed in December 2008. Subsequently, in November 2010, GSK invested an additional $5.0 million in our common stock in connection with our initial public offering, or IPO. From execution of the agreement through December 31, 2011, in addition to the $12.0 million upfront payment received in October 2007 and the $5.0 million upfront payment received in September 2011, or Amendment Fee, we have received $25.1 million for achievement of specified milestones, including milestones related to GSK '052 for lead declaration, candidate selection, first patient dosing in a clinical trial and for GSK's exercise of its option to obtain an exclusive license to develop and commercialize GSK '052. GSK has assumed responsibility for further development of GSK '052 and any resulting commercialization.

        In September 2011, we amended our research and development collaboration with GSK, the Master Amendment, to, among other things, give effect to certain rights in GSK '052 that would be acquired by the U.S. government in connection with GSK's contract for government funding to support GSK's further development of GSK '052, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add new research programs using our boron chemistry platform for tuberculosis, or TB, and malaria and, should GSK elect to initiate it, an additional collaborative research program directed toward LeuRS. As a result of the Master Amendment, we received a $5.0 million Amendment Fee. We may also receive additional milestone payments, bonus payments and research funding from GSK in the future. All such milestone payments, bonus payments and research funding, once earned, would be non-refundable and non-creditable. We are also eligible to earn royalties on future sales of resulting products. The Master Amendment terminated all previous activities under the original agreement, except GSK's activities related to GSK '052, which was licensed by GSK in July 2010 under the original agreement. GSK retained sole responsibility for the further development and commercialization of GSK '052 and will continue to be obligated to make bonus payments to us, if certain development and regulatory events occur and if certain sales levels for this drug are achieved, and to pay us royalties on annual net sales of GSK '052. Any future payment obligations of GSK with respect to the terminated activities under the original agreement, other than those related to GSK '052, were terminated and all rights to the compounds developed as a result of such terminated activities, except those meeting specified criteria, reverted to us. The Master Amendment also terminated any research and development obligations that we had with respect to the original agreement.

        On January 1, 2011, we adopted an accounting standard update that amended the guidance on accounting for arrangements with multiple deliverables and included new guidance regarding how to apply the standard to arrangements that are materially modified following adoption of the update. Accordingly, we evaluated the terms of the September 2011 Master Amendment to our research and development collaboration with GSK relative to the entire arrangement and determined the Master Amendment to be a material modification to the original agreement for financial reporting purposes (see Note 8 to the financial statements). In analyzing this material modification, we determined that there were no undelivered elements remaining from the original agreement as of the effective date of the Master Amendment and that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services we are obligated to provide under the new TB program. We also determined that the contractually agreed rates for the TB program research funding to be received from GSK approximates the fair value of the TB research services and concluded, therefore, that the research funding rates were the best estimate selling price, or BESP, for the TB research services. Therefore, the estimated research funding still to be received from GSK for these services would be sufficient to ensure the BESP amount is available for future revenue recognition. We then deducted the BESP amount from the sum of (i) consideration currently committed to be received under the Master Amendment, including the TB research funding and the $5.0 million Amendment Fee and (ii) $4.2 million in deferred revenue remaining from the original agreement as of the effective date of the Master Amendment and recognized the remainder of $9.2 million as revenue on the September 2011 modification date. We also determined that the adoption of the new accounting standard, and its guidance related to material modifications of arrangements, had a material impact on the revenues we recognized from our collaboration with GSK. We recognized revenues from GSK of $10.8 million for the year ended December 31, 2011, and determined that the revenues for the same period would have been $2.8 million if the GSK agreement, as modified by the Master Amendment, were still subject to the revenue recognition standards for multiple element arrangements that were in effect prior to January 1, 2011.

        In August 2010, we entered into a collaboration agreement with Lilly, under which the companies are collaborating to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. We received a non-refundable, non-creditable upfront payment of $3.5 million in September 2010 and will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding if successful. In addition, we will be eligible to receive payments upon the achievement of specified development and regulatory milestones, as well as tiered royalties escalating from high single digit to in the tens royalties on sales, depending in part upon the mix of products sold. In September 2011, we received a $1.0 million payment from Lilly upon the achievement of a development milestone.

        In February 2011, we entered into a collaboration agreement with Medicis. We received a $7.0 million upfront payment and are primarily responsible for discovering and conducting early development of product candidates that utilize our proprietary boron chemistry platform. Medicis will have an option to obtain an exclusive license for products covered by the agreement. We will be eligible for future payments of up to $153.0 million for the achievement of specified research, development, regulatory and sales goals, as well as tiered royalties on sales of licensed products by Medicis or its sublicensees. Medicis will be responsible for further development and commercialization of the licensed products on a worldwide basis.

        We also have several collaborations with organizations that fund our research to leverage our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for the diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and, ultimately if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Institute for OneWorld Health to discover antibacterial compounds for treating diarrheal diseases and the Sandler Center for Drug Discovery at the University of California at San Francisco to discover new drug therapies for the treatment of river blindness. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT and in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

        We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of December 31, 2011, we have an accumulated deficit of $159.1 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. We will need to seek additional capital through collaborations, equity offerings and debt financings to fund our operations.

Financial Operations Overview

Revenues

        Our recent revenues are comprised primarily of collaboration agreement-related revenues and government grants, while historically we also had government contract revenues. Collaboration agreement-related revenues have included license fees, development reimbursements and development milestone fees. In addition, we received the Amendment Fee in connection with our research and development collaboration with GSK, and a termination and release payment with respect to our previous agreement with Schering. Government grant revenues have consisted of grant funding received from government entities and government contract revenues have included cost and cost plus fixed fee reimbursements for allowable costs.

        We have generated approximately $130.2 million in revenue from inception through December 31, 2011. Through 2004, we had recognized cumulative revenues of $16.1 million through our contract with the U.S. Department of Defense for the development of antibiotics against infective anthrax. In September 2005, we were awarded a $1.0 million National Institutes of Health, or NIH, grant for the identification of targets for certain antifungal compounds, which included work on the mechanism of action of tavaborole. In March 2007, we received from Schering a $40.0 million upfront fee that was recognized ratably over the estimated period during which we performed development-related activities to transition tavaborole to Schering. The estimated period was based on the research transition plan jointly developed by Schering and us. In addition to the upfront fee, we were paid for our development-related activities, which included certain preclinical and clinical activities.

Inception-to-date, we have recognized revenue of $49.5 million under the Schering agreement, which was comprised of the full recognition of the $40.0 million upfront fee and $9.5 million for our development-related transition activities. In November 2009, Schering merged with Merck and in May 2010, upon termination of the 2007 agreement, we regained the exclusive worldwide rights to tavaborole and received a $5.8 million payment from Merck, which was recognized as revenue during 2010.

        In October 2007, we received a $12.0 million upfront fee under our agreement with GSK, which was being recognized ratably over the six-year research term. In September 2011, the remaining $4.2 million of deferred revenue was recognized upon the amendment of the contract. Through December 31, 2011, we recognized $43.3 million under this agreement which was comprised of $12.0 million related to the upfront fee, $25.1 million for achievement of performance milestones, $5.0 million for the Amendment Fee, $0.2 million related to reimbursement for the TB program and $1.0 million in reimbursement for patent costs, procurement of drug material and performance of certain clinical studies for GSK '052. In the future, revenue under our agreement with GSK may include fees for our GSK product candidates achieving specified development, regulatory and sales goals and product royalties.

        In September 2010, we received a non-creditable, non-refundable upfront fee of $3.5 million under our agreement with Lilly, which we are recognizing over the four-year research term on a straight-line basis. Under this agreement, we will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. Through December 31, 2011, we have recognized $6.4 million under this agreement, which was comprised of $1.2 million related to the upfront fee, $4.2 million in research funding and $1.0 million for achievement of a development milestone.

        In October 2010, we were awarded $1.5 million from the United States Department of the Treasury under the Qualifying Therapeutic Discovery Project Program to support research for six projects with the potential to produce new therapies. The full amount was recognized as government grant revenue in 2010.

        In February 2011, we received a non-creditable, non-refundable upfront fee of $7.0 million under our agreement with Medicis, which we are recognizing over the six-year research term on a straight-line basis. Through December 31, 2011, we have recognized $1.0 million of the upfront fee.

        From inception through December 31, 2011, we have recognized $5.6 million of revenue for research relating to animal health indications and for research performed under our agreements with not-for-profit organizations for neglected diseases.

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

        Our expenses associated with preclinical studies and clinical trials are based upon the terms of the service contracts, the amount of the services provided and the status of the related activities. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through clinical development, conduct our research and development activities under our agreements with GSK, Lilly, Medicis and various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research.

        The table below sets forth our research and development expenses for 2011, 2010 and 2009, and for the period from January 1, 2004 through December 31, 2011, for four of our clinical-stage product candidates, other work conducted under the GSK agreement, work on our Lilly and Medicis collaborations and work on neglected diseases and other programs, including programs that are currently inactive. Prior to January 1, 2004, we did not separately track expenses for tavaborole or any other product candidates due to the early stage of their development. A portion of our research and development costs, including indirect costs relating to our product candidates, are not tracked on a program-by-program basis and are allocated based on the personnel resources assigned to each program.

				Total from January 1, 2004 to December 31, 2011
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Tavaborole, including NIH grant expenses	$22,111	$4,824	$363	$54,284
AN2728	14,715	6,839	3,124	35,507
AN2898	3,559	670	1,023	8,418
GSK programs:
GSK '052	149	2,156	7,803	13,497
Other GSK programs	744	5,237	14,515	37,467
Lilly programs	3,048	1,200	—	4,248
Medicis program	4,798	—	—	4,798
Neglected diseases	5,138	2,502	1,643	9,456
Other programs	1,835	6,438	5,612	54,394

Total research and development expenses	$56,097	$29,866	$34,083	$222,069

        We expect our research and development expenses to increase in future periods. Our costs associated with tavaborole will increase as we will conduct additional clinical trials, in addition to concluding our Phase 3 trials, and will perform additional regulatory activities in preparation for filing our NDA. We expect costs associated with AN2728 to increase as we expand the clinical and preclinical activities for this program. Due to the option exercise by GSK for GSK '052 in July 2010, GSK has assumed all future development costs for this product candidate and therefore our expenses associated with GSK '052 are expected to be minimal in the future. We also expect costs associated with our early stage research activities on our Lilly and Medicis collaborations to increase in future periods. In addition, spending for our early-stage research programs, including our new GSK TB program and other potential GSK programs, will be dependent upon our success in developing and advancing new product candidates for these programs.

        We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We or our collaboration partners may never succeed in achieving marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation and whether our current or future collaborators are committed to and make progress in programs licensed to them. For example, the timing to complete development of GSK '052 will be controlled by GSK because they have exercised their option to license this product candidate. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. Consequently, we are unable to provide a meaningful estimate of the period in which material cash inflows will be received. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.

        Our strategy includes entering into additional collaborations with third parties for the development and commercialization of some of our product candidates. To the extent that such third parties have control over preclinical development or clinical trials for some of our product candidates, we will be dependent upon their efforts for the progress of such product candidates. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, preclinical study and clinical trial accruals, deferred advance payments and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

        For multiple element arrangements, we evaluate the components of each arrangement as separate elements based on certain criteria. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the agreements. We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        On January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The update also provided new guidance regarding how to apply the standard to arrangements that are materially modified following adoption of the update and our adoption of the update had a material impact on the revenues we recognized for the year ended December 31, 2011 as a result of the amended guidance being applied to a material modification of our 2007 collaboration agreement with GSK in September 2011. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into or material modifications of existing arrangements.

        Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us. Typically, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

        Some arrangements involving the licensing of our intellectual property, the provision of research and development services or both may also include exclusivity clauses whereby we agree that, for a specified period of time, we will not conduct further research on licensed compounds or on compounds that would compete with licensed compounds or that we will do so only on a limited basis. Such provisions may also restrict the future development or commercialization of such compounds. We do not treat such exclusivity clauses as a separate element within an arrangement and any upfront payments received related to the exclusivity clause would be allocated to the identified elements in the arrangement and recognized as described in the preceding paragraph.

        Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our statements of operations and approximate the amount of revenue recognized.

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

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

        We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $4.4 million, $2.8 million and $2.5 million during 2011, 2010, and 2009, respectively. As of December 31, 2011, we had outstanding options to purchase 2,991,674 shares of our common stock and had $5.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.6 and 0.6 years, respectively. There were 44,897 common shares purchased under the ESPP for the year ended December 31, 2011. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010	Increase/ (decrease)
Contract revenue	$20,306	$26,357	$(6,051)
Government grant revenue	—	1,467	(1,467)
Research and development expenses(1)	56,097	29,866	26,231
General and administrative expenses(1)	10,552	7,452	3,100
Interest income	148	25	123
Interest expense	1,396	2,005	(609)
Loss of early extinguishment of debt	313	—	313
Other income (expense)	(40)	1,416	(1,376)

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$2,594	$1,631	$963
General and administrative expenses	1,810	1,155	655

        Contract revenue.    During 2011, we recognized the remaining $5.5 million of the upfront fee received from GSK in 2007, of which $3.5 million was recognized as a result of the material modification of our GSK arrangement in September 2011, an additional $5.0 million amendment fee related to the additional rights provided to GSK under the Master Amendment and $0.3 million for funding of our TB research activities and patent costs. We also recognized $3.1 million for research funding, $1.0 million for a development milestone earned and $0.9 million of the upfront fee received under the Lilly agreement. Additionally, we recognized $1.0 million of the upfront fee received under the Medicis agreement for the research services performed during the year and $3.5 million for work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

        During 2010, we recognized $15.0 million for a development milestone earned under the collaboration with GSK, $0.9 million of revenue for reimbursement of patent and clinical costs related to GSK '052 and $2.0 million of the upfront fee received from GSK in 2007. We also recognized revenue in 2010 for the $5.8 million payment that we received from Merck upon the termination of the Schering license agreement. In addition, we recognized $1.1 million for research funding and $0.3 million of the upfront fee under the Lilly agreement and $1.3 million of revenue for work we performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.

        Government grant revenue.    During 2010, we recognized the full $1.5 million of the Qualifying Therapeutic Discovery Project grant funds awarded to us in October 2010 by the United States Department of the Treasury for eligible investments we made in six of our projects during 2009 and 2010.

        Research and development expenses.    The increase in research and development expenses for 2011 compared to 2010 was primarily due to the increases in manufacturing, development and clinical trial activities, which caused our expenses for tavaborole, AN2728 and AN2898 to increase by $17.3 million, $7.9 million and $2.9 million, respectively. In the fourth quarter of 2010, we initiated our Phase 3 trials for tavaborole and completed enrollment of approximately 1,200 patients during 2011. During this period, we were also manufacturing, packaging and labeling our clinical supplies for these trials and beginning our work to develop processes to manufacture the product in commercial quantities. In contrast, while we began manufacturing clinical supplies and planning for our Phase 3 clinical trials in the second half of 2010, most of the activity in the first half of that year was administrative in nature. As such, tavaborole expenses were significantly higher in 2011 than in 2010. For AN2728, our activities during 2011 consisted of enrolling patients and completing both our Phase 2b clinical trial in psoriasis, our Phase 2 trial in atopic dermatitis and Phase 1 absorption trial, initiating two safety trials and conducting preclinical studies. This compared to fewer AN2728-related activities in 2010, which consisted of conducting our initial Phase 2 trial for AN2728, completing preclinical studies and initiating manufacturing activities in anticipation of starting additional preclinical studies and clinical trials. Our activities in 2011 for AN2898 consisted of enrolling patients in and completing our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies, which resulted in an increase in AN2898 expenses compared to 2010, during which our AN2898-related activities were limited.

        For 2011 compared to 2010, our research and development spending also increased by $1.8 million and $4.8 million under our contracts with Lilly and Medicis, respectively. Our collaboration with Lilly was initiated in August 2010 and our collaboration with Medicis commenced in February 2011. In addition, spending on our neglected diseases initiatives increased by $2.6 million in 2011 compared to 2010.

        The increases in expenses for our tavaborole, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations were partially offset by decreases of $2.0 million and $4.5 million in spending for

GSK '052 and our other GSK programs, respectively. In 2010, we were conducting the Phase 1 clinical trial for GSK '052 at our own expense, whereas GSK is now solely responsible for expenditures related to GSK '052 following their licensing of the compound in July 2010. In 2011, our activities on the other GSK programs were reduced compared to 2010 due to the cessation of further development of compounds under these programs.

        Our efforts on our internal early-stage research projects decreased by $4.6 million in 2011 as compared with 2010 as we redirected our internal resources towards our collaborative efforts with Medicis and Lilly. Our neglected diseases program expenses for 2011 increased by $2.6 million compared to 2010 as our efforts and funding on certain of these initiatives increased.

        We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our lead programs and our continued efforts under our collaborations with GSK, Lilly and Medicis and for our neglected diseases initiatives. In particular, our clinical trial expenses will increase due to the initiation of additional clinical trials and the conduct of our Phase 3 trial activities for tavaborole.

        General and administrative expenses.    The increase in general and administrative expenses for 2011 as compared with 2010 was primarily due to the higher costs of operating as a public company. Our professional accounting and finance consulting fees, legal fees, board of directors compensation, directors and officers insurance and investor relations expenses all increased. We also added additional staff in the latter part of 2010, including our Chief Financial Officer. Our noncash stock compensation expenses and consulting fees also increased for 2011 as compared to 2010. These increases were only partially offset by lower patent-related legal fees as we allowed certain of our patents to lapse.

        Interest income.    The rise in interest income for 2011 compared to 2010 was due to the increase in our investment balances as a result of the proceeds from our IPO in November 2010 and our debt drawdown in March 2011.

        Interest expense and loss on early extinguishment of debt.    In March 2011, we drew down $10.0 million under our new loan facility with Oxford Finance LLC, or Oxford, and Horizon Technology Finance Corporation, or Horizon, and used $6.6 million of the proceeds to repay the remaining obligations under our loan facility with Lighthouse Capital Partners V, L.P., or Lighthouse. In December 2011, we borrowed an additional $8.0 million. Interest expense decreased for 2011 compared to 2010 due to the lower average effective interest rate on our new loan. Upon the early extinguishment of our Lighthouse debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

        Other income (expense).    The decrease in other income (expense) in 2011 compared to 2010 reflected the net reduction in the fair values of our preferred stock warrants during 2010. In connection with our IPO in November 2010, the preferred stock warrants automatically converted to common stock warrants, the related liability was reclassified to additional paid-in capital and subsequent revaluations are no longer required.

Comparison of Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009	Increase/ (decrease)
	(in thousands)
Contract revenue	$26,357	$18,643	$7,714
Government grant revenue	1,467	—	1,467
Research and development expenses(1)	29,866	34,083	(4,217)
General and development expenses(1)	7,452	7,054	398
Interest income	25	154	(129)
Interest expense	2,005	2,434	(429)
Other income (expense)	1,416	(80)	1,496

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$1,631	$1,557	$74
General and administrative expenses	1,155	893	262

        Contract revenue.    During 2010, we recognized in full the $5.8 million fee that we received from Merck in connection with the termination of the Schering license agreement. We also recognized $2.0 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK, $15.0 million for development milestones earned under this collaboration and $0.9 million of revenue for reimbursement of patent and clinical trial costs related to GSK '052. In addition, we recognized $1.1 million for research funding and $0.3 million of the $3.5 million non-refundable, non-creditable upfront fee we received under the Lilly agreement and $1.3 million of revenue for research performed under other agreements, including under agreements with not-for-profit organizations for neglected diseases. During 2009, we recognized the final $8.7 million of the $40.0 million non-refundable, non-creditable, upfront fee under our license agreement with Schering as we completed all development-related transition activities. We also recognized $0.3 million of revenue from these transition activities performed by us. We also recognized $2.0 million of the upfront fee received from GSK and $6.8 million for development milestones earned. In addition, we recognized $0.8 million of revenue for research performed under other agreements, including under agreements with not-for-profit organizations for neglected diseases.

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

        Our GSK program spending decreases were partially offset by increases of $4.5 million, $3.7 million and $3.0 million in our tavaborole, AN2728 and other research programs, respectively. Due to Merck notifying us in January 2010 that they were terminating our licensing agreement with

Schering, we were actively transitioning tavaborole materials and documents from Schering back to us during 2010, as well as preparing to initiate the Phase 3 clinical trials, which commenced in the fourth quarter of 2010. In contrast, during the prior year, we were winding down our tavaborole development work in anticipation of Schering beginning Phase 3 trials later that year. During 2010, we were conducting our first Phase 2b trial for AN2728, completing some preclinical studies and initiating manufacturing activities in anticipation of starting additional preclinical studies and our final Phase 2b clinical trial for AN2728 in psoriasis. This caused us to incur higher expenses for AN2728 in 2010 than during 2009 when we were winding down our initial Phase 2b clinical trial and initiating startup activities for our final Phase 2b trial in psoriasis.

        Our efforts on our internal early-stage research projects increased during 2010 as compared to 2009 with increased expenses of $1.7 million for animal health-related research, under our collaboration with Lilly, and $1.3 million more for other early-stage research projects.

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

        Interest expense.    Interest expense decreased in 2010 due to the lower outstanding balance on our debt and the increase in the term over which we were amortizing the final payment to Lighthouse and debt discounts as a result of our January 2010 loan restructuring. This decrease was partially offset by additional interest expenses associated with the January 2010 loan restructuring in the form of accrued interest for the loan modification fee and amortization of the additional debt discount associated with the new warrant issued at that time.

        Other income (expense).    The increase in other income (expense) in 2010 compared to 2009 reflected the net post-issuance reduction in the fair values of our preferred stock warrants during 2010 in contrast with 2009 when the fair values of these warrants increased.

Income Taxes

        At December 31, 2011, we had net operating loss carryforwards for federal income tax purposes of $142.1 million and federal research and development tax credit carryforwards of $6.2 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We have determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010. However, the computed annual limitation is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future. We recorded a valuation allowance to offset in full the benefit related to the deferred tax assets because realization of this benefit was uncertain.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through our IPO in November 2010, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At December 31, 2011, we had available cash and cash equivalents and short-term investments of $50.7 million.

        The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(35,696)	$(3,182)
Net cash provided by (used in) investing activities	19,428	(51,153)
Net cash provided by financing activities	9,694	67,494

Net (decrease) increase in cash and cash equivalents	$(6,574)	$13,159

        Net cash used in operating activities was $(35.7) million and $(3.2) million during 2011 and 2010, respectively. The net cash used in operating activities for 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities, including the amortization of the remaining balance of the upfront fee received from GSK upon the amendment of the contract and the increase in accrued liabilities due to our external development and clinical trial activities. Net cash from operations was also positively impacted by the receipt of the $5.0 million Amendment Fee from GSK upon the execution of the Master Amendment of the research and development collaboration and by the $7.0 million upfront payment received from Medicis, which resulted in an increase of $6.0 million in deferred revenue related to the Medicis contract. The net cash used in operating activities for 2010 resulted primarily from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including an increase in accrued liabilities due to increased preclinical and clinical activities late in the year and payment of liabilities arising from our IPO. Cash used in operating activities was also positively affected by the $15.0 million payment received from GSK and the $5.8 million received from Merck upon termination of our license agreement for tavaborole, both of which contributed to the lower net loss for the period. In addition, cash used in operating activities for this period was also positively impacted by the $3.5 million upfront payment received from Lilly, which resulted in a $3.2 million increase in deferred revenue related to our Lilly contract.

        Net cash provided by (used in) investing activities was $19.4 million and ($51.2) million for 2011 and 2010, respectively. The net cash provided by investing activities for 2011 was primarily related to the proceeds from the maturities of investments offset by our purchases of investments. For 2010, the net cash used by investing activities was primarily the result of the purchases of short-term investments as we invested the net proceeds from our IPO and our concurrent private placement.

        Net cash provided by financing activities was $9.7 million for 2011 compared with $67.5 million for 2010. The cash provided by financing activities for 2011 was primarily due to the $18.0 million borrowing under our new loan facility with Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments and early extinguishment of our remaining obligations under our Lighthouse loan facility. The net cash provided by financing activities for 2010 was primarily a result of our IPO and concurrent private placement of common stock which raised a combined $71.0 million partially offset by $3.1 million in principal payments on our notes payable and a loan restructuring fee payment of $0.5 million to Lighthouse.

        In February 2012, we sold 3,250,000 shares of common stock for net proceeds of approximately $19.9 million. In addition, the underwriters were granted a 30-day option to purchase up to an additional 487,500 shares of common stock to cover over-allotments, if any.

        We believe that our existing capital resources including the proceeds from the issuance of common stock in February 2012 and the remaining $12.0 million of borrowing capacity under our loan facility with Oxford and Horizon will be sufficient to meet our anticipated operating requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

        Our future capital requirements are difficult to forecast and will depend on many factors, including:

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including conduct of Phase 3 clinical trials for tavaborole and initiation and conduct of Phase 2 and Phase 3 clinical trials for AN2728;

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

        If, over the next several years, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all of, the above activities.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Operating leases	$10,429	$1,718	$3,323	$3,252	$2,136
Notes payable	22,262	5,122	13,844	3,296	—

Total contractual obligations	$32,691	$6,840	$17,167	$6,548	$2,136

  Operating Leases

        We lease a 36,960 square-foot building in Palo Alto, California consisting of office and laboratory space which serves as our corporate headquarters. The lease commenced in April 2008 and will terminate in March 2018.

        We also lease a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California. In October 2011, we amended this lease to extend the term to December 31, 2013. In addition, we have two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The lease is cancelable with four months' notice.

  Notes Payable

        In March 2011, we entered into a loan and security agreement, or Loan Agreement, with Oxford and Horizon, or the Lenders, to provide up to $30.0 million, available in three tranches. The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse. The second and third tranches of $10.0 million each became available for drawdown upon our achieving full enrollment of the Phase 3 trial for tavaborole in December 2011. We borrowed $8.0 million of the second tranche on December 28, 2011 and amended the Loan Agreement to revise the third tranche to borrow up to an additional $12.0 million, which is available to us for drawdown through September 30, 2012. Payments on the loan are interest only until April 30, 2012 followed by equal monthly payments of interest and principal through April 1, 2015. A final payment of $1.0 million will be due on April 1, 2015.

        In connection with the first and second tranche drawdowns in 2011, we issued warrants to the Lenders to purchase 80,257 and 88,997 shares, respectively, of our common stock (with an aggregate exercise price equal to $1.1 million). The warrants are immediately exercisable, may be exercised on a cashless basis and expire seven years from the issuance date. We estimated the total fair value of these two warrants using the Black-Scholes valuation model as of the issuance dates to be $0.7 million, which was recorded as a debt discount to the notes payable. If we borrow any portion of the third tranche, we will issue additional warrants to the Lenders to purchase shares of our common stock equal to the number that results from dividing the lesser of $550,000 or 5.5% of the amount drawn by the exercise price for the third tranche. The aggregate proceeds from the exercise of all warrants issued to the Lenders will not exceed $1.65 million.

        From January 1, 2011 to March 1, 2011, we made principal and interest payments to Lighthouse totaling $1.7 million prior to paying our remaining obligations of $6.6 million from the proceeds of the first tranche borrowed under our new March 2011 loan and security agreement.

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

Recent Accounting Pronouncements

        In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some expanded disclosure requirements. The most significant change is the disclosure information required for Level 3 measurements based on unobservable inputs. This standard will become effective for us on January 1, 2012 and is not expected to have a material impact on our financial statements.

        In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, another amendment to defer certain requirements from the June 2011 guidance was issued that relates to the presentation of classification adjustments. This standard became effective retrospectively for us on January 1, 2012. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard is not expected to significantly impact our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of December 31, 2011 are comprised of U.S treasury securities, federal agency securities with a minimum rating of AAA or A1, and U.S. government guaranteed corporate debt securities with a remaining average maturity of the entire portfolio of 56 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Anacor Pharmaceuticals, Inc. (the Company) as of December 31, 2010 and 2011 and the related statements of operations, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anacor Pharmaceuticals, Inc. at December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

        As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 15, 2012

Anacor Pharmaceuticals, Inc.

Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15,169	$21,743
Short-term investments	35,513	56,848
Contract receivable	1,136	1,084
Government grant receivable	—	108
Prepaid expenses and other current assets	1,227	1,537

Total current assets	53,045	81,320
Property and equipment, net	1,743	1,844
Restricted investments	197	197
Other assets	804	603

Total assets	$55,789	$83,964

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,018	$2,138
Accrued liabilities	10,562	7,088
Notes payable	3,607	1,522
Deferred revenue	3,838	3,885

Total current liabilities	21,025	14,633
Deferred rent	925	902
Notes payable, less current portion	13,706	6,219
Deferred revenue, less current portion	6,234	5,817
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 10,000,000 shares as of December 31, 2011 and 2010; issued and outstanding: no shares as of December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares as of December 31, 2011 and 2010; issued and outstanding: 28,194,144 shares and 27,996,878 shares as of December 31, 2011 and 2010, respectively.	28	28
Additional paid-in capital	172,995	167,559
Accumulated other comprehensive income (loss)	—	(14)
Accumulated deficit	(159,124)	(111,180)

Total stockholders' equity	13,899	56,393

Total liabilities and stockholders' equity	$55,789	$83,964

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31
	2011	2010	2009
Revenues:
Contract revenue	$20,306	$26,357	$18,643
Government grant revenue	—	1,467	—

Total revenues	20,306	27,824	18,643
Operating expenses:
Research and development	56,097	29,866	34,083
General and administrative	10,552	7,452	7,054

Total operating expenses	66,649	37,318	41,137

Loss from operations	(46,343)	(9,494)	(22,494)
Interest income	148	25	154
Interest expense	(1,396)	(2,005)	(2,434)
Loss of early extinguishment of debt	(313)	—	—
Other income (expense)	(40)	1,416	(80)

Loss before income tax benefit	(47,944)	(10,058)	(24,854)
Income tax benefit	—	—	15

Net loss	$(47,944)	$(10,058)	$(24,839)

Net loss per common share—basic and diluted	$(1.71)	$(2.71)	$(17.55)

Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	28,109,302	3,705,505	1,415,083

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In Thousands, Except Share Data)

	Convertible Preferred Stock
			Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
							Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	10,909,478	$87,473	—	$—	1,408,516	$1	$3,371	$—	$(76,283)	$(72,911)
Issuance of common stock upon exercise of stock options	—	—	—	—	35,180	—	14	—	—	14
Stock-based compensation on options issued to consultants	—	—	—	—	—	—	193	—	—	193
Employee stock-based compensation expense	—	—	—	—	—	—	2,257	—	—	2,257
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(24,839)	(24,839)
Change in unrealized gain/loss on marketable securities	—	—	—	—	—	—	—	2	—	2

Comprehensive loss										(24,837)

Balance as of December 31, 2009	10,909,478	87,473	—	—	1,443,696	1	5,835	2	(101,122)	(95,284)
Conversion of preferred stock to common stock	(10,909,478)	(87,473)	—	—	11,120,725	11	87,462	—	—	87,473
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	12,000,000	12	54,583	—	—	54,595
Issuance of common stock in a private placement offering concurrent with the closing of the initial public offering, net of issuance costs	—	—	—	—	2,000,000	2	9,982	—	—	9,984
Issuance of common stock upon exercise of overallotment by underwriters, net of issuance costs	—	—	—	—	1,382,651	1	6,428	—	—	6,429
Issuance of common stock upon exercise of stock options	—	—	—	—	49,806	1	55	—	—	56
Reclassification of preferred stock warrants liability to additional paid-in capital in conjunction with the conversion of the convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	428	—	—	428
Stock-based compensation on options issued to consultants	—	—	—	—	—	—	496	—	—	496
Employee stock-based compensation expense	—	—	—	—	—	—	2,290	—	—	2,290
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,058)	(10,058)
Change in unrealized gain/loss on marketable securities	—	—	—	—	—	—	—	(16)	—	(16)

Comprehensive loss										(10,074)

Balance as of December 31, 2010	—	—	—	—	27,996,878	28	167,559	(14)	(111,180)	56,393
Issuance of common stock upon exercise of stock options	—	—	—	—	152,369	—	100	—	—	100
Issuance of common stock under employee stock purchase plan	—	—	—	—	44,897	—	193	—	—	193
Stock-based compensation on options issued to consultants	—	—	—	—	—	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	—	—	4,154	—	—	4,154
Issuance of warrants to purchase common stock	—	—	—	—	—	—	739	—	—	739
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(47,944)	(47,944)
Change in unrealized gain/loss on marketable securities	—	—	—	—	—	—	—	14	—	14

Comprehensive loss										(47,930)

Balance as of December 31, 2011	—	$—	—	$—	28,194,144	$28	$172,995	$—	$(159,124)	$13,899

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2011	2010	2009
Operating activities
Net loss	$(47,944)	$(10,058)	$(24,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	725	752
Amortization of debt discount and debt issuance costs	342	701	771
Stock-based compensation	4,404	2,786	2,450
Change in fair value of preferred stock warrants liability	—	(1,415)	80
Amortization of premium on short-term investments	1,370	100	322
Accrual of final payment on notes payable	231	480	424
Noncash loss on early extinguishment of debt	263	—	—
Changes in assets and liabilities:
Contract receivable	(52)	(1,011)	3,194
Government grant receivable	108	(108)	—
Prepaid and other current assets	335	(895)	(10)
Other assets	(152)	(558)	—
Accounts payable	880	392	(311)
Accrued liabilities	3,474	3,460	(89)
Deferred revenue	370	2,152	(10,677)
Deferred rent	23	67	109

Net cash used in operating activities	(35,696)	(3,182)	(27,824)
Investing activities
Purchases of short-term investments	(58,763)	(56,936)	(32,039)
Maturities of short-term investments	78,742	5,890	23,785
Sales of short-term investments	—	—	2,016
Acquisition of property and equipment	(551)	(107)	(202)

Net cash provided by (used in) investing activities	19,428	(51,153)	(6,440)
Financing activities
Proceeds from initial public offering, net of issuance costs of $5,889	—	61,024	—
Proceeds from the issuance of common stock from private placement concurrent with initial public offering, net of issuance costs of $16	—	9,984	—
Proceeds from employee stock plan purchases and the exercise of stock options by employees and consultants	293	56	14
Proceeds from notes payable	18,000	—	—
Principal payments on notes payable	(6,689)	(3,120)	(4,471)
Final payment on notes payable	(1,455)	—	—
Payment of financing fee, debt issuance costs and loan restructuring fee	(455)	(450)	—

Net cash provided by (used in) financing activities	9,694	67,494	(4,457)

Net (decrease) increase in cash and cash equivalents	(6,574)	13,159	(38,721)
Cash and cash equivalents at beginning of year	21,743	8,584	47,305

Cash and cash equivalents at end of year	$15,169	$21,743	$8,584

Supplemental schedule of noncash financing activities
Conversion of preferred stock to common stock and additional paid-in capital	$—	$87,473	$—

Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$428	$—

Fair value of warrants to purchase convertible preferred stock issued in connection with notes payable	$—	$570	$256

Fair value of warrants to purchase common stock issued in connection with notes payable	$739	$—	$—

Supplemental disclosure of cash flow information
Interest paid, including payment of loan restructuring fee	$2,601	$1,273	$1,238

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements

1. The Company

Nature of Operation

        Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed seven molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, the Company has discovered three compounds that it has out-licensed for further development—GSK2251052 (GSK '052), formerly referred to as AN3365, a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria that is licensed to GlaxoSmithKline LLC (GSK), AN8194, a compound for the treatment of an animal health indication that is licensed to Eli Lilly and Company (Lilly) and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis, which is licensed to Drugs for Neglected Diseases initiative. The Company also has a pipeline of internally discovered topical and systemic boron-based compounds in development.

        The Company has generated an accumulated deficit as of December 31, 2011 of approximately $159.1 million since inception, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. As of December 31, 2011, the Company believes that its cash, cash equivalents and marketable securities totaling approximately $50.7 million, and the net proceeds of approximately $19.9 million from the February 2012 sale of 3,250,000 shares of the Company's common stock (see Note 16) and the remaining $12.0 million of borrowing capacity under our loan facility (see Note 6), are sufficient to fund its operations through at least the next 12 months. The Company may also seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, the Company may enter into additional collaborative arrangements or strategic partnerships for the development and commercialization of its compounds. If, over the next several years, adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which we invest, notes payable, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        As of December 31 2011, GSK was no longer considered a related party (See Note 8). As a result, certain prior year amounts have been reclassified to conform to the current year presentation. Prior year line item classifications included contract receivable—related party and accrued liabilities—related party in the balance sheets and contract revenue—related party in the statements of operations. There was no impact to the previously reported total revenue, operating loss or net loss or total assets, liabilities or stockholders' equity as a result of the reclassifications.

Cash, Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. The Company's short-term investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders' equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company's long-term notes payable approximate their fair values as of December 31, 2011 and 2010.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company's cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. As of December 31, 2011 and 2010, 82% and 62%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company's short-term investments as of December 31, 2011 and 2010 were held in securities guaranteed as to principal and interest by the U.S. government. During the three years ended

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2011, the Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

        The Company's revenues consist primarily of contract revenue from collaboration agreements with GSK, Lilly and a development agreement with Medicines for Malaria Venture (MMV) (see Note 8). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company's operating results.

        Contract revenue that accounted for 10% or more of total revenues was as follows:

	Year Ended December 31
	2011	2010	2009
GSK	53%	64%	47%
Lilly	25%	*	*
MMV	11%	*	*
Schering Corporation (Schering) /Merck(1)	*	21%	48%

*
less than 10% of total revenue

(1)
Agreement with Schering was terminated in May 2010 (see Note 8).

Contract Receivable

        The Company's contract receivables are primarily composed of amounts due under collaboration agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three years ended December 31, 2011, the Company has not written-off any contract receivables and, accordingly, does not have an allowance for doubtful accounts as of December 31, 2011 and 2010.

Restricted Investments

        Under its facility lease agreements, the Company is required to secure letters of credit. As of December 31, 2011 and 2010, the Company had approximately $0.2 million of restricted investments to secure these letters of credit.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful economic lives of the related assets.

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

        For multiple element arrangements, the Company evaluates the components of each arrangement as separate elements based on certain criteria. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        On January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. This update requires that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. The adoption of the update had a material impact on the revenues recognized by the Company for the year ended December 31, 2011 as a result of the amended guidance being applied to a material modification of the Company's 2007 collaboration agreement with GSK in September 2011 (see Note 8). The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into or material modifications of existing arrangements.

        Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company. Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue over the contractual or estimated

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

        Some arrangements involving the licensing of the Company's intellectual property, the provision of research and development services or both may also include exclusivity clauses whereby the Company agrees that, for a specified period of time, it will not conduct further research on licensed compounds or on compounds that would compete with licensed compounds or that it will do so only on a limited basis. Such provisions may also restrict the future development or commercialization of such compounds. The Company does not treat such exclusivity clauses as a separate element within an arrangement and any upfront payments received related to the exclusivity clause would be allocated to the identified elements in the arrangement and recognized as described in the preceding paragraph.

        Payments resulting from the Company's efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations and approximate revenue recognized.

        Also on January 1, 2011, the Company adopted an accounting standard update that provides guidance on revenue recognition using the milestone method. This update established the milestone method as an acceptable method of revenue recognition for certain contingent payments under research or development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company's performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The Company has historically applied a milestone method approach to its research and development arrangements, so the prospective adoption of this update did not have a material impact on its results of operations, cash flows or financial position.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

Fair Values of Preferred Stock Warrants and Common Stock Warrants

        Prior to the Company's IPO in November 2010, outstanding warrants to purchase shares of its convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities in the balance sheet at fair value. The initial liability recorded was adjusted for changes in the fair values of the Company's preferred stock warrants during each reporting period and was recorded as a component of other income (expense) in the statement of operations for that period.

        Upon closing of the Company's IPO and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock were automatically converted into warrants to purchase shares of the Company's common stock. The aggregate fair value of these warrants upon the closing of the IPO was $0.4 million which was reclassified from liabilities to additional paid-in capital, a component of stockholders' equity, and the Company ceased recording any related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

        The Company estimates the fair value of common stock warrants using the Black-Scholes option-pricing model, based on the inputs for the fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

dividend rates and expected volatility of the price of the underlying common stock. These estimates were based on subjective assumptions.

Stock-Based Compensation

        Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period). Stock option awards granted to the Company's nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards and uses the straight-line (single-option) method for expense attribution. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

        The following table presents the calculation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Year Ended December 31
	2011	2010	2009
Net loss per common share
Numerator:
Net loss	$(47,944)	$(10,058)	$(24,839)

Denominator:
Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	28,109,302	3,705,505	1,415,083

Net loss per common share—basic and diluted	$(1.71)	$(2.71)	$(17.55)

Comprehensive Loss

        Comprehensive loss and its components are reported in the statements of convertible preferred stock and stockholders' equity (deficit). Comprehensive loss consists of net loss and unrealized gains or losses on marketable securities.

Recent Accounting Pronouncements

        In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some expanded disclosure requirements. The most significant change is the disclosure information required for Level 3 (see Note 3) measurements based on unobservable inputs. This standard will become effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's financial statements.

        In June 2011, a new accounting standard was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, another amendment to defer certain requirements from the June 2011 guidance was issued that relates to the presentation of reclassification adjustments. This standard became effective retrospectively for the Company on January 1, 2012. As this accounting standard relates only to the presentation of other comprehensive income, the adoption of the standard is not expected to significantly impact the Company's financial statements.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements

        As of December 31, 2011, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	$12,403	$—	$—	$12,403
U.S. treasury securities	5,783	—	—	5,783
Federal agency securities	11,101	1	(1)	11,101
U.S. government guaranteed corporate bonds	18,629	2	(2)	18,629

Total marketable securities	$47,916	$3	$(3)	$47,916

Reported as:
Cash and cash equivalents				$12,403
Short-term investments				35,513

Total marketable securities				$47,916

        As of December 31, 2010, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

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

        All marketable securities held as of December 31, 2011 and 2010 had maturities at the date of purchase of less than one year.

        The Company recognized gross realized gains of $4,000 in 2009 from the sale of marketable securities. There were no realized gains or losses recognized from the sale of marketable securities in 2011 or 2010.

        In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy that prioritizes the inputs to valuation techniques is used to measure fair value based upon whether such inputs are observable or unobservable.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

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

        The Company's financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2011
Financial assets:
Money market fund	$12,403	$—	$—	$12,403
U.S. treasury securities	—	5,783	—	5,783
Federal agency securities	—	11,101	—	11,101
U.S. government guaranteed corporate bonds	—	18,629	—	18,629

Total marketable securities	$12,403	$35,513	$—	$47,916

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	Quoted prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2010
Financial assets:
Money market fund	$13,413	$—	$—	$13,413
U.S. treasury securities	—	14,361	—	14,361
Federal agency securities	—	29,249	—	29,249
U.S. government guaranteed corporate bonds	—	21,182	—	21,182

Total marketable securities	$13,413	$64,792	$—	$78,205

        The fair values of the money market fund were derived from quoted market prices in an active market. Federal agency securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

        The following table presents changes in liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Preferred Stock Warrants Liability
Balance as of December 31, 2008	$937
Fair value of January 2009 increase in number of shares available for purchase under warrant issued in connection with 2008 borrowing (see Note 6)	256
Increase in fair value included in other expense	80

Balance as of December 31, 2009	1,273
Fair value of new warrant issued in connection with January 2010 loan modification (see Note 6)	570
Decrease in fair value included in other income	(1,415)
Reclassification of preferred stock warrants liability to additional paid-in capital in conjunction with the conversion of the convertible preferred stock to common stock upon the IPO	(428)

Balance as of December 31, 2010	$—

        The Company's valuation technique to measure the fair value of the preferred stock warrants liability was based on valuations prepared by the Company, with the assistance of independent consultants, using unobservable inputs, including the Company's assumptions about projected revenues, expenses, cash flows, risk-based rates of return on projected cash flows, expected volatility and marketability discounts applicable to the Company's common and convertible preferred stock. The Company remeasured the fair value of the preferred stock warrants liability at each reporting period using current assumptions, with changes in fair value recorded as other income (expense). The preferred stock warrants liability was reclassified to additional paid-in capital, a component of stockholders' equity subsequent to the Company's IPO in November 2010 (see Note 10).

4. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31
	2011	2010
Laboratory equipment	$3,288	$2,944
Furniture and fixtures	182	171
Computer equipment and software	1,075	886
Leasehold improvements	1,285	1,278

	5,830	5,279
Less: accumulated depreciation and amortization	(4,087)	(3,435)

Property and equipment, net	$1,743	$1,844

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31
	2011	2010
Accrued compensation	$1,968	$1,656
Accrued preclinical study and clinical trial costs	6,752	3,310
Other	1,842	2,122

Accrued liabilities	$10,562	$7,088

6. Notes Payable

        In March 2011, the Company entered into a loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the Lenders) to provide up to $30.0 million available in three tranches of $10.0 million each (the Loan Agreement). The first $10.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $6.6 million of the remaining obligations under its previous loan. The second and third tranches of $10.0 million each became available for drawdown upon the Company's full enrollment of its Phase 3 trials for tavaborole in December 2011. The Company borrowed $8.0 million of the second tranche in December 2011 and the Company and the Lenders amended the Loan Agreement to revise the third tranche to $12.0 million, which is available for drawdown through September 30, 2012. The interest rate for each tranche will be fixed upon drawdown at a rate equal to the greater of 9.4% or 9.1% plus the 3-month U.S. LIBOR rate. Beginning April 1, 2011, payments under the Loan Agreement are interest only until April 30, 2012 followed by equal monthly payments of interest and principal through April 1, 2015. In addition, a final payment equal to 5.5% of the amounts drawn ($990,000 for the first and second tranches) will be due on the earlier of April 1, 2015, or such earlier date specified in the Loan Agreement. The Company paid the Lenders financing fees of $0.3 million and incurred legal fees of $0.1 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively.

        The Loan Agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any specific financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders' security interest or in the value of the collateral and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

        The loan is secured by all assets of the Company except intellectual property. Under the Loan Agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property.

        In connection with the Loan Agreement and the first and second tranche drawdown of $10.0 and $8.0 million, the Company issued warrants to the Lenders to purchase 80,527 shares and 88,997 shares, respectively, of its common stock (with an aggregate exercise price equal to $1.1 million) The warrants

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

are immediately exercisable and may be exercised on a cashless basis. The aggregate fair value of the warrants issued was approximately $0.7 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the warrants; and a dividend yield of 0%.

	March 2011	December 2011
Warrants to purchase shares of common stock	80,527	88,997
Exercise price	$6.83	$6.18
Expiration date	March 2018	December 2018
Dividend yield	0%	0%
Volatility	73%	74%
Weighted-average expected life (in years)	7	7
Risk-free interest rate	2.8%	1.4%

        In connection with the issuance of warrants to the Lenders during 2011, the Company recorded debt discounts totaling $0.7 million. If the Company borrows any portion of the third tranche, it will issue additional warrants to the Lenders to purchase a number of shares equal to the number that results from dividing the lesser of $550,000 or 5.5% of the amount drawn by the exercise price for the third tranche, which will be the lower of the price per share of the Company's common stock on the day prior to drawdown or the average share price for the ten days preceding the drawdown. The aggregate proceeds from the exercise of all warrants issued to the Lenders will not exceed $1.65 million.

        The Company granted certain piggyback registration rights pursuant to which, under certain conditions, the Company will register its shares of common stock issuable upon exercise of the warrants held by the Lenders.

        The interest on the loan was calculated using the interest method with the debt issuance costs paid directly to the Lenders (financing fees) and the fair value of the warrants issued to the Lenders treated as a discount on the debt. The debt issuance costs for legal fees are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other income (expense) in the statements of operations.

        In March 2011, the Company recorded a loss of approximately $0.3 million on the early extinguishment of its previous debt, which consisted of the write-off of the unamortized portions of the debt discount and the deferred issuance costs of approximately $0.2 million, the unaccrued portion of the final payment of $0.1 million and a prepayment penalty of $50,000. This loss is recorded as an early extinguishment of debt in 2011 in the statements of operations.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

        Future payments as of December 31, 2011 are as follows (in thousands):

Year ending December 31,
2012	$5,122
2013	6,922
2014	6,922
2015	3,296

Total minimum payments	22,262
Less amount representing interest	4,262

Notes payable, gross	18,000
Unamortized discount on notes payable	(853)
Accretion of the final payment	166

17,313
Less current portion of notes payable, including unamortized discount	3,607

Notes payable, less current portion	$13,706

        The Company recorded interest expense related to all borrowings of $1.4 million, $2.0 million and $2.4 million for 2011, 2010 and 2009, respectively. Included in interest expense for these years was $0.3 million, $0.7 million and $0.8 million, respectively, for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments is 15.2%.

7. Commitments and Contingencies

Operating Leases

        The Company leases a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, for its corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the lease expiration in March 2018. Rent expense is recognized on a straight-line basis over the term of the lease. The Company is also responsible for certain operating expenses. The lease provided a $0.4 million allowance from the landlord for tenant improvements. This amount has been included in deferred rent in the accompanying December 31, 2011 and 2010 balance sheets and is being amortized over the term of the lease, on a straight-line basis, as a reduction to rent expense. Under the lease agreement, the Company provided a security deposit in the amount of $0.1 million in the form of a standing letter of credit.

        The Company also continues to lease a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California. In October 2011, the Company amended the lease to extend the lease term through December 31, 2013. In addition, the Company has two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The amendment provides for an allowance from the landlord of up to $50,000 for tenant improvements. As of December 31, 2011, the Company recorded prepaid rent of $33,000 related to the difference between the recorded rent expense and the cash payments related to this operating lease, plus the unamortized portion of the tenant improvement allowance. The lease is cancelable with four months' notice. The Company currently

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

provides a $0.1 million standing letter of credit as a security deposit under its lease agreement, which it will continue to provide with any lease extensions.

        Rent expense under all facility operating leases was $1.8 million for each of 2011, 2010 and 2009. Deferred rent of $0.9 million at both December 31, 2011 and 2010 is included in the accompanying balance sheets and represents the difference between recorded rent expense and the cash payments related to the operating lease for its corporate headquarters, plus the unamortized portion of the tenant improvement allowance.

        As of December 31, 2011, future minimum cash payments under facility operating leases with initial terms in excess of one year are as follows (in thousands):

2012	$1,718
2013	1,773
2014	1,550
2015	1,600
2016	1,652
Thereafter	2,136

Total future minimum lease payments	$10,429

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

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements

GSK

        In September 2011, the Company amended and expanded its research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in GSK '052 that would be acquired by the U.S. government in connection with GSK's contract for government funding to support GSK's further development of GSK '052, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company's boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments, bonus payments and research funding as described below, all of which, when earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products.

        The original research and development collaboration with GSK was entered into in October 2007 for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives against four discovery targets. The Master Amendment terminated three of the four target-based research projects under the original agreement. All rights to the compounds developed under these three projects, except for compounds with a specified activity level against LeuRS, will revert to the Company. In addition, the Master Amendment terminated all previous activities within the fourth target-based project under the original agreement, except GSK's activities related to GSK '052, which was licensed by GSK in July 2010 under the original agreement. GSK retained sole responsibility for the further development and commercialization of GSK '052 and will continue to be obligated to make bonus payments to the Company, if certain development and regulatory events occur and if certain sales levels for this drug are achieved, and to pay the Company royalties on annual net sales of GSK '052. Any future payment obligations of GSK with respect to the three terminated projects or with respect to previous activities within the fourth project, other than those related to GSK '052, were also terminated. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

        The Master Amendment added a new program for TB, under which GSK will fund the Company's TB research activities through to candidate selection, including paying the Company for the services of its employees and for any third-party vendor costs it incurs in connection with the agreed TB research plan. Once TB compounds meet specified candidate selection criteria, GSK will have the option to license such compounds and, upon exercise of this option, would become responsible for all further development and commercialization of such compounds. The Company would be eligible for bonus payments, if certain development and regulatory events occur, if certain sales levels for a TB compound are achieved, and for royalties on sales of resulting products.

        In addition, the Master Amendment provided an option for GSK to expand its rights around LeuRS in return for a bonus payment, the amount of which will depend upon the timing of GSK's exercise of this option. The Master Amendment also allowed GSK to initiate an additional collaborative research program directed toward LeuRS (New Research Program) and, provided such initiation occurs before October 5, 2013, the term of the collaboration agreement would be extended for a minimum of two years from the date of such initiation. The Company and GSK would conduct collaborative research under any such New Research Program to pursue additional drug candidates to candidate selection and any such future work would be funded by GSK, including paying the Company for the services of its employees and for any third-party vendor costs it incurs in connection with an

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

agreed research plan for such a program. Upon candidate selection, GSK would make a milestone payment to the Company and would have the right to undertake further development and commercialization at its sole expense, in which case the Company would become eligible for additional milestone payments, bonus payments and royalties on sales of resulting products.

        At its sole discretion, and without any penalty or liability, GSK may terminate the TB program, any New Research Program or the development or commercialization of any compounds that result from such programs. If such termination occurs, rights to the compounds affected by the termination will revert to the Company, subject to certain restrictions on the further development of certain of these compounds. If GSK terminates one of these programs entirely, the Company will have no further obligations with respect to research services under the canceled program and GSK will pay the Company for all such research services performed by the Company prior to the date of termination.

        The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company's malaria program, which the Company conducts through a collaboration with MMV. GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive an option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company's development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. The amended development agreement with MMV also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between these two parties. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

        In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which was being recognized over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements. As of the effective date of the Master Amendment, $4.2 million of the 2007 upfront fee was included in deferred revenue. The Company evaluated the terms of the Master Amendment relative to the entire arrangement and determined the Master Amendment to be a material modification to the original agreement for financial reporting purposes. As a result, the Company evaluated the entire arrangement under the guidance of ASU 2009-13, which it had adopted in January 2011, and identified all undelivered elements under the agreement, as modified. Because the Master Amendment terminated all previously active programs under the original agreement except the GSK '052 program, for which GSK had become solely responsible when it exercised its option to license GSK '052 in 2010, the Company determined that there were no undelivered elements remaining from the original agreement as of the effective date of the Master Amendment. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program. The Company then determined the best estimate selling price (BESP) for the TB program research services based on factors such as estimated direct expenses and other costs involved in providing these

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

services, the contractually agreed reimbursement rates for the services and estimated margins the Company has realized under its other contracts involving the provision of and reimbursement for research services. Based on these same factors, the Company also concluded that the contractually agreed reimbursement rates for the services approximate the fair value of such services. The Company then allocated arrangement consideration equal to the BESP for the undelivered TB program research services and determined that the estimated consideration still to be received from GSK for these services would be sufficient to ensure the BESP amount is available for future revenue recognition using the proportional performance method. This amount was then deducted from the sum of the consideration currently committed to be received in the future under the Master Amendment plus any deferred revenue from the original agreement, with the remainder recognized as revenue on the modification date. This process resulted in excess deferred revenue at the date of the material modification of $9.2 million, composed of the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment. This $9.2 million was recognized as revenue in September 2011, upon the material modification of the original agreement. The Company determined that the amount of revenue recognized for the year ended December 31, 2011 would have been $2.8 million, if the GSK agreement, as modified by the Master Amendment, were subject to the revenue recognition standards for multiple element arrangements that were in effect prior to January 1, 2011. As of December 31, 2011, the Company has no remaining deferred revenue associated with the GSK agreement.

        Revenues recognized under this agreement in 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Contract revenue:
Amortization of upfront fee	$5,500	$2,000	$2,000
Amendment fee	5,000	—	—
Milestone fees	—	15,000	6,825
Reimbursement for patent, clinical trial and research costs and procurement of drug material	256	909	25

Total contract revenue	$10,756	$17,909	$8,850

        As of December 31, 2011, GSK was no longer considered a related party. Previously, GSK was deemed a related party by ownership of more than 10% of the voting common stock of the Company and its relationship with a former director of the Company that was also an executive officer of GSK. Accordingly, related party transactions were reported as contract revenue—related party in the statements of income and accounts receivable—related party and accrued liabilities—related party in the balance sheets.

        The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Agreement, based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK's performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the year ended December 31, 2011, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

Lilly

        In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. In addition, the Company received a $1.0 million milestone fee in 2011 and will be eligible to receive additional payments upon the achievement of specified development and regulatory milestones. As of December 31, 2011, the Company has deferred revenue of $2.3 million related to the upfront fee and $0.8 million related to the research funding.

        In addition, the Company will be eligible to receive tiered royalties on sales escalating from high single digit to in the tens royalties on sales, depending in part upon the mix of products sold. Such royalties continue through the later of expiration of the Company's patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis

        Unless earlier terminated, the agreement continues in effect until the termination of royalty payment obligations. The agreement allows for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that has a duration dependent on whether the notice is delivered prior to the first regulatory approval of a product under the agreement or thereafter. In addition, either party may terminate for the other party's uncured material breach of the agreement. In the event of termination by the Company for material breach by Lilly or termination upon written notice by Lilly, Lilly would assign to the Company certain trademarks and regulatory materials used in connection with the products under the agreement and grant to the Company an exclusive license under Lilly's patent rights covering such products, and the Company would pay to Lilly a reasonable royalty on sales of such products should the Company desire an exclusive license. In the event of termination for material breach by the Company, Lilly will be entitled to a return of all research funding payments for expenses the Company has not incurred or irrevocably committed.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

        Revenues recognized under this agreement were as follows (in thousands):

	2011	2010
Contract revenue:
Amortization of upfront fee	$875	$308
Milestone fee	1,000	—
Research funding	3,108	1,057

Total contract revenue	$4,983	$1,365

Medicis

        In February 2011, the Company entered into a research and development agreement with Medicis Pharmaceutical Corporation (Medicis) to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company's proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company's intellectual property, solely and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis.

        Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year research term. As of December 31, 2011, the Company has deferred revenue of $6.0 million related to this upfront fee.

        The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis based on the new authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis' performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and collectibility is reasonably assured. For the year ended December 31, 2011,

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Medicis.

        In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

        Revenues recognized under this 2011 agreement related to the upfront payment were as follows (in thousands):

Year Ended December 31, 2011
Contract revenue:
Amortization of upfront fee	$1,042

Total contract revenue	$1,042

MMV

        In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company's malaria compound development activities. In addition, pursuant to Amendment 1, any 2011 advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments at MMV's option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. Amendment 2 also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between these two parties. In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

        Under the terms of the March 2011 development agreement, the Company received a $1.7 million advance payment from MMV in March 2011 to fund malaria compound development activities through December 2011. In February 2011, the Company had received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. In October 2011, the Company received an additional $0.9 million in

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

advance payments related to the development agreement under Amendment 1. In addition, MMV awarded the Company $0.6 million for 2012 research funding. As of December 31, 2011, the Company had $0.9 million of unspent advances under the development agreement and the Company and MMV agreed to credit $0.6 million of the unspent advances against the $0.6 million of 2012 research funding. The Company recorded the remaining $0.3 million of unspent advances as an accrued liability as of December 31, 2011. Additional funding for 2013 will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of December 31, 2011, the Company has deferred revenue of $0.6 million related to the research agreement.

        Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Year Ended December 31
	2011	2010
Contract revenue:
Research and development funding	$2,312	$512

Total contract revenue	$2,312	$512

Schering

        In November 2009, Schering merged with Merck. In May 2010, the Company entered into a mutual termination and release agreement with Merck pursuant to which the 2007 exclusive license, development and commercialization agreement with Schering for the development and worldwide commercialization of tavaborole was terminated. Under the May 2010 agreement, the Company regained the exclusive worldwide rights to tavaborole, Merck provided for the transfer to the Company of all material and information related to tavaborole, Merck paid $5.8 million to the Company, and the parties released each other from any and all claims, liabilities or other types of obligations relating to the 2007 agreement. Merck did not retain any rights to this compound. No amounts were recognized subsequent to 2010.

        Revenues recognized in 2010 and 2009 under the agreement with Schering and the related mutual termination and release agreement with Merck were as follows (in thousands):

	Year Ended December 31
	2010	2009
Contract revenue:
Amortization of upfront fee	$—	$8,728
Payment from Merck in connection with termination and release agreement	5,750	—
Reimbursement for development-related activities	29	277

Total contract revenue	$5,779	$9,005

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Convertible Preferred Stock

        The Company previously recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company had classified the convertible preferred stock outside of stockholders' equity (deficit) because the shares contained redemption features that were not solely within its control. Upon closing of the IPO in November 2010, 10,909,478 outstanding shares of convertible preferred stock were automatically converted into 11,120,725 shares of common stock, and the related carrying value of $87.5 million was reclassified to additional paid-in capital. As of December 31, 2011 and 2010, no convertible preferred shares were authorized, issued or outstanding.

10. Preferred Stock Warrants Liability and Common Stock Warrants

        In connection with its prior debt financings, the Company issued warrants to purchase convertible preferred stock (Warrants #1, #2 and #3). In 2010 and 2009, the preferred stock warrants liability was adjusted to its fair value at the end of each reporting period using the Black-Scholes option-pricing model to determine such fair value. During 2010 (prior to the IPO) and in 2009, the Company recorded other expense (income) for the changes in the fair value of the warrants of $(1.4) million and $0.1 million, respectively. In connection with the closing of the IPO in November 2010, all three of the preferred stock warrants automatically converted into common stock warrants and the preferred stock warrants liability, $0.4 million as of the conversion date, was reclassified to additional paid-in capital. In connection with the 2011 debt financing, the Company issued additional common stock warrants to purchase common stock of the Company (Warrants #4 and #5) (see Note 6).

        As of December 31, 2011, the following common stock warrants were issued and outstanding:

Warrant	Shares Subject to Warrants	Exercise Price per Share	Expiration
Warrant #1	60,115	$8.65	June 2013
Warrant #2	97,109	$8.65	May 2015
Warrant #3	40,623	$16.936	January 2017
Warrant #4	80,527	$6.83	March 2018
Warrant #5	88,997	$6.18	December 2018

Total warrants	367,371

11. Stockholders' Equity

Shelf Registration

        In December 2011, the Company filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration). The Shelf Registration was declared effective by the SEC on January 5, 2012. The shelf registration statement permits the Company to sell, from time to time, up to $50,000,000 of common stock, preferred stock, debt securities and warrants. In February 2012, the Company sold 3,250,000 shares of the Company's common stock in connection with this Shelf Registration (see Note 16).

Initial Public Offering

        In November 2010, the Company completed its IPO of common stock pursuant to a registration statement that was declared effective on November 23, 2010. The Company sold 13,382,651 shares of

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

its common stock, which included 1,382,651 shares of the Company's common stock sold pursuant to an over-allotment option granted to the underwriters, at a price to the public of $5.00 per share. As a result of the IPO, the Company raised a total of $66.9 million in gross proceeds, and approximately $61.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and estimated offering expenses of $2.7 million. Costs directly associated with the Company's IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received to determine the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 10,909,478 outstanding shares of the Company's convertible preferred stock automatically converted into 11,120,725 shares of its common stock.

        Concurrent with the closing of the IPO, the Company sold 2,000,000 shares of its common stock through a private placement offering at a price of $5.00 per share. Gross proceeds raised in the private placement were $10.0 million with issuance costs of approximately $16,000.

Preferred Stock

        In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of the IPO of its common stock. As of December 31, 2011 and 2010, there was no preferred stock outstanding.

Common Stock

        In November 2010, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 100,000,000 shares upon the completion of the IPO of its common stock.

        The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2011:

Warrants to purchase common stock	367,371
Options:
Outstanding under the 2010 Equity Incentive Plan	1,313,535
Outstanding under the 2001 Equity Incentive Plan	1,678,139
Reserved for future grants under the 2010 Equity Incentive Plan	931,879
Reserved for future issuance under the 2010 Employee Stock Purchase Plan	205,103

Total common stock reserved for future issuance	4,496,027

2010 Equity Incentive Plan

        In November 2010, the Company's board of directors approved the Company's 2010 Equity Incentive Plan (2010 Plan), which became effective on the date of the IPO of the Company's common stock. A total of 929,832 shares of common stock were initially reserved for future issuance under the 2010 Plan; and shares subject to outstanding stock awards granted under the Company's 2001 Equity Incentive Plan (2001 Plan) that expire or terminate for any reason prior to their exercise or settlement and would otherwise return to the 2001 Plan reserve will be added to the shares reserved under the 2010 Plan. At the 2011 annual meeting of stockholders of the Company held on May 25, 2011, the

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

stockholders approved the Company's 2010 Plan, as amended, to among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares. In addition, the number of shares of common stock available for issuance under the 2010 Plan will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by an amount equal to 4% of the total number of shares outstanding on December 31st of the preceding calendar year, or a lesser number of shares of common stock as determined by the Company's board of directors. The maximum number of all shares that may be issued under the 2010 Plan as of December 31, 2011 is 4,075,922 shares. As of December 31, 2011, the Company had 931,879 shares of common stock reserved for future issuance under the 2010 Plan.

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

2010 Employee Stock Purchase Plan

        The Company's board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) in November 2010, and the Company's stockholders approved the ESPP in November 2010. The ESPP became effective upon the IPO of the Company's common stock. A total of 250,000 shares of common stock were initially reserved for future issuance under the ESPP and are pursuant to purchase rights granted to the Company's employees or to employees of any of the Company's designated affiliates. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by the least of (i) 1% of the total number of shares outstanding on December 31st of the preceding calendar year, (ii) 80,000 shares or (iii) the number of shares of common stock as determined by the Company's board of directors. The ESPP permits eligible employees to purchase common stock at a discount by contributing, normally through payroll deductions, up to 10% of their base compensation during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the first date of an offering period, or 85% of the fair value of the common stock on the date of purchase. In July 2011, the Company issued 44,897 shares of the Company's common stock related to the first purchase under the ESPP. As of December 31, 2011, 205,103 shares remain available for future issuance under the ESPP.

2001 Equity Incentive Plan

        In connection with the Company's IPO, no further options or stock purchase rights will be granted under the 2001 Plan. Any shares remaining for issuance under the 2001 Plan as of the IPO date became available for issuance under the 2010 Plan. All outstanding stock awards granted under the

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

2001 Plan will remain subject to the terms of the 2001 Plan; however, shares that expire, terminate or are forfeited prior to exercise or settlement of such shares become available for issuance under the 2010 Plan. As of December 31, 2011, there were 1,678,139 shares of common stock reserved for future issuance under the 2001 Plan.

        Under the 2001 Plan, the board of directors was authorized to grant options or stock purchase rights to employees, directors and consultants. Options granted were either incentive stock options or nonstatutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and nonstatutory options were granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years. Options granted under the Plan expire no later than ten years after the date of grant. The Plan provides for the new issuance of common stock of the Company upon the exercise of stock options. As of December 31, 2011 and 2010, there were no shares subject to repurchase by the Company.

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

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity:

	Shares Available for Grant	Outstanding Options Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2008	304,421	1,381,116	$10.00
Options granted	(909,661)	909,661	$6.64
Options exercised	—	(35,180)	$0.40		$162
Options canceled	672,481	(672,481)	$19.95

Balance as of December 31, 2009	67,241	1,583,116	$4.07	7.1	$2,495
Additional shares authorized for grant	1,275,400		—
Options granted	(480,761)	480,761	$6.59
Options exercised	—	(49,806)	$1.12		$203
Options canceled	70,790	(70,819)	$6.21

Balance as of December 31, 2010	932,670	1,943,252	$4.69	6.7	$3,111
Additional shares authorized for grant	1,200,000		—
Options granted	(1,353,275)	1,353,275	$6.97
Options exercised	—	(152,369)	$0.66		$852
Options canceled	152,484	(152,484)	$7.08

Balance as of December 31, 2011	931,879	2,991,674	$5.81	7.6	$3,156

As of December 31, 2011:
Options vested and expected to vest		2,916,447	$5.78	7.5	$3,146
Exercisable		1,487,366	$4.83	6.1	$2,907

        The aggregate intrinsic value of options outstanding as of December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the Company's common stock closing price for the 923,733 shares that had exercise prices that were lower than the closing stock price of $6.20 as of December 31, 2011. The weighted-average fair values of options granted to employees and the Company's nonemployee directors in 2011, 2010 and 2009 were $4.64, $4.13 and $1.49 per share, respectively. Total options granted to employees during 2009 were 844,861 shares, including 614,571 shares underlying options that were exchanged in connection with the April 2009 repricing.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        Stock options by exercise price as of December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.35 - $0.60	469,245	3.6	$0.60	469,245	$0.60
$4.98 - $5.00	423,638	8.0	$5.00	229,958	$5.00
$5.57 - $6.46	101,750	9.6	$6.19	5,625	$5.67
$6.74	144,650	9.4	$6.74	69,275	$6.74
$6.92	962,325	9.3	$6.92	27,177	$6.92
$7.25	504,817	6.0	$7.25	487,821	$7.25
$7.55	291,189	8.6	$7.55	173,981	$7.55
$9.05	94,060	9.0	$9.05	24,284	$9.05

	2,991,674	7.6	$5.81	1,487,366	$4.83

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

        The risk-free interest rate assumptions are based on U.S. Treasury Constant Maturities rates with durations similar to the expected term of the related awards. The expected dividend yield assumption is based on the Company's historic and expected absence of dividend payouts.

        For options granted prior to January 1, 2006, the graded-vested (multiple-option) method continues to be used for expense attribution related to the portion of those options that were unvested as of January 1, 2006. The straight-line (single-option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

        The fair values for stock options granted (estimated at the date of grant) to employees and the Company's nonemployee directors and the fair value of employee stock purchase plan (ESPP) stock

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

purchase rights for the year ended December 31, 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31, 2011		Year Ended December 31, 2010	Year Ended December 31, 2009
	Stock Options	ESPP	Stock Options	Stock Options
Dividend yield	0%	0%	0%	0%
Volatility	74% - 77%	47% - 88%	71% - 73%	70% - 76%
Weighted-average expected life (in years)	5.3 - 6.1	0.1 - 2.2	6.1	4.9 - 6.1
Risk-free interest rate	1.2% - 2.6%	0.0% - 0.6%	1.8% - 1.9%	1.7% - 2.1%

        Prior to its IPO, the Company had historically granted stock options at exercise prices not less than the fair market value of its common stock as determined by the board of directors based on input from management. The determination of estimated fair value of its common stock on the date of grant had been based on a number of objective and subjective factors including: recent sales of convertible preferred stock to investors; comparable rights and preferences of other outstanding equity securities; progress of research and development efforts and milestones attained; results of operations, financial position and levels of debt and available capital resources of the Company; perspective provided by valuation analyses of the Company's stock performed by management; and the likelihood of a liquidity event such as an IPO or the sale of the Company given prevailing market and biotechnology sector conditions.

        Based on the assumptions used in the Black-Scholes valuation model for ESPP, the weighted-average estimated fair value of employee stock purchase rights granted under the ESPP for the year ended December 31, 2011 was $2.85.

        Employee stock-based compensation expense recognized in 2011, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Research and development	$2,594	$1,631	$1,557
General and administrative	1,810	1,155	893

Total	$4,404	2,786	$2,450

        As of December 31, 2011, the Company had $5.1 million and $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.6 years and 0.6 years, respectively.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock Options Granted to Nonemployees

        During 2011, 2010 and 2009, the Company granted nonemployees 51,400, 67,500 and 64,800 option shares, respectively, to purchase common stock. Included in the 2009 grants to nonemployees were 49,800 option shares that were exchanged in connection with the April 2009 repricing. Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options vest. The stock-based compensation expense related to nonemployees will fluctuate as the fair value of the Company's common stock fluctuates. The Company believes that the fair values of the stock options are more reliably measurable than the fair values of the services received. The fair value of nonemployee options in 2011, 2010 and 2009 was estimated using the Black-Scholes method with the following weighted-average assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date; risk-free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and an average volatility ranging from 70% to 80%. The Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to estimate volatility.

12. 401(k) Plan

        The Company sponsors a 401(k) Plan to which eligible employees may elect to contribute, on a pretax basis, subject to certain limitations. The Company does not match any employee contributions.

13. Income Taxes

        The income tax benefit for 2009 was a federal refundable credit of $15,000. The American Recovery and Reinvestment Act of 2009 allowed corporations without current tax liabilities to obtain refunds for certain research tax credit and alternative minimum tax credit carryforwards by electing to forego the 50% additional first year depreciation for new property acquired after June 30, 2008 and placed in service before January 1, 2010. This Act extended the provisions of the Housing Assistance Tax Act of 2008 (H.R. 3221) which was set to expire for assets placed in service before January 1, 2009. For tax year 2009, the Company elected to a obtain refund for a portion of its research and development tax credit carryforwards from taxable years before January 1, 2006.

        A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31
	2011	2010	2009
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.1	9.0	7.0
Stock-based compensation	(1.4)	(4.2)	(1.5)
Research and development credits	2.6	6.3	3.4
Change in valuation allowance	(40.5)	(49.7)	(42.6)
Government grant credit	—	4.5	—
Other	(0.8)	0.1	(0.2)

Total	0.0%	0.0%	0.1%

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets:
Federal and state net operating losses	$56,621	$38,046
Federal and state research and development credit carryforwards	6,893	5,290
Deferred revenues	923	2,191
Stock-based compensation	2,417	1,777
Other	1,481	1,593

Total deferred tax assets	68,335	48,897
Valuation allowance	(68,335)	(48,897)

Net deferred tax assets	$—	$—

        Due to the Company's lack of earnings history, the deferred assets have been fully offset by a valuation allowance as of December 31, 2011 and 2010. The increase in the valuation allowance on the deferred tax assets was $19.4 million, $5.1 million and $10.6 million for 2011, 2010 and 2009, respectively.

        As of December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $142.1 million and $142.2 million, respectively. These federal and state carryforwards will begin to expire in the years 2021 and 2013, respectively. Approximately $0.2 million of the net operating loss carryforwards relates to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. The Company also had federal research and development tax credit carryforwards of approximately $6.2 million, which expire beginning in 2024 if not utilized. In addition, state research and development tax credit carryforwards of approximately $3.7 million will carry over indefinitely.

        Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income, that can be offset by net operating loss carryforwards after a change in control (generally, a greater than 50% change in ownership). Typically, after a control change, a company cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these changes in ownership provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has determined that a change in control, as defined by Internal Revenue Code Section 382, occurred in December 2010. However, the computed Section 382 Limitation is not expected to prevent the Company from utilizing its net operating losses prior to their expiration if the Company can generate sufficient taxable income to do so in the future.

        The Company adopted the provisions of the standard for accounting for uncertainties in income taxes on January 1, 2007. Upon adoption, the Company recognized no material adjustment in the liability for unrecognized tax benefits. As of December 31, 2011 and 2010, the Company had approximately $2.0 million and $1.5 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

13. Income Taxes (Continued)

assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

        The activity related to unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31
	2011	2010
Balance at the beginning of the year	$1,525	$1,254
Additions based on tax positions related to current year	447	273
Additions for tax positions of prior years	3	—
Reductions for tax positions of prior years	—	(2)
Settlements	—	—

Balance at the end of the year	$1,975	$1,525

        If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2011, there has been no interest expense or penalties related to unrecognized tax benefits. The tax years 2001 through 2010 remain open to examination by one or more major taxing jurisdictions to which the Company is subject. There are no income tax examinations currently in progress.

14. U.S. Government Grant

        In October 2010, the Company was awarded $1.5 million in grant funds by the United States Department of the Treasury under the Qualifying Therapeutic Discovery Project program to support research for six projects with the potential to produce new therapies. The qualifying expenses under this program were incurred by the Company during 2010 and 2009. The Company recognized $1.5 million as government grant revenue for the year ended December 31, 2010. As of December 31, 2010, $0.1 million was due to the Company and was included in government grant receivable.

15. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

Selected Quarterly Data:

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$2,209	$2,857	$12,644	$2,596
Net loss	(13,697)	(15,295)	(4,403)	(14,549)
Basic and diluted net loss per share	(0.49)	(0.54)	(0.16)	(0.52)

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$710	$6,674	$16,897	$3,543
Net income (loss)	(8,154)	(1,471)	7,062	(7,495)
Basic net income (loss) per share	(5.53)	(0.99)	4.73	(0.73)
Diluted net income (loss) per share	(5.53)	(0.99)	0.49	(0.73)

        Income (loss) per share amounts for the 2011 and 2010 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter.

16. Subsequent Events

Common Stock Offering

        On February 14, 2012, the Company issued and sold 3,250,000 shares of the Company's common stock related to an underwriting agreement (the "Underwriting Agreement") with Canaccord Genuity Inc. (the "Underwriter") for the issuance and sale of up to 3,737,500 shares of the Company's common stock, including 487,500 shares issuable to the Underwriter pursuant to a 30-day over-allotment option. The price to the public in this offering was $6.60 per share, or gross proceeds of $21.5 million, and the Underwriter purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $6.25 per share. The net proceeds to the Company from this offering are expected to be approximately $19.9 million, after deducting the underwriting discount and other estimated offering expenses payable by the Company, assuming no exercise by the Underwriter of the over-allotment option.

Stock Options Granted

        On March 13, 2012, the Company granted options to purchase 845,791 shares of common stock at an exercise price of $5.59 per share.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting for the Year Ended December 31, 2011

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management's assessment with our Audit Committee. The Company's independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited Anacor Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Anacor Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Anacor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 financial statements of Anacor Pharmaceuticals, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 15, 2012

Changes in Internal Control Over Financial Reporting

        There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2011.

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

        Our written code of ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website at http://www.anacor.com in the Investors section under "Corporate Governance." Changes to or waivers of the code of ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the code of ethics in the future by disclosing such information on our website.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 15th day of March 2012.

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

Signature	Title	Date

/s/ DAVID P. PERRY David P. Perry	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
/s/ MARK LESCHLY Mark Leschly	Chairman of the Board of Directors	March 15, 2012
/s/ ANDERS D. HOVE, M.D. Anders D. Hove, M.D.	Director	March 15, 2012

Signature	Title	Date

/s/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 15, 2012
/s/ WILLIAM J. RIEFLIN William J. Rieflin	Director	March 15, 2012
/s/ LUCY SHAPIRO, PH.D. Lucy Shapiro, Ph.D.	Director	March 15, 2012

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant's Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(5)	Form of Senior Debt Indenture.
4.12(5)	Form of Subordinated Debt Indenture.
4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
10.1(2)+	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.

Exhibit Number	Description
10.2(2)+	Anacor Pharmaceuticals, Inc. 2001 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.3(6)+	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.4(2)+	Anacor Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan.
10.5(2)+	Anacor Pharmaceuticals, Inc. Employee Bonus Plan.
10.6(2)+	Letter Agreement between the Registrant and Kirk R. Maples, Ph.D., dated as of August 1, 2002.
10.7(2)+	Letter Agreement between the Registrant and David P. Perry, dated as of November 21, 2002, and amendment thereto, dated as of August 30, 2005.
10.8(2)+	Letter Agreement between the Registrant and Jacob J. Plattner, Ph.D., dated as of October 21, 2003.
10.9(2)+	Letter Agreement between the Registrant and Irwin Heyman, Ph.D., dated as of December 16, 2005.
10.10(2)+	Letter Agreement between the Registrant and Geoffrey M. Parker, dated as of September 10, 2010.
10.11(2)+	Consulting Agreement between the Registrant and Geoffrey M. Parker, dated as of December 8, 2009 and amendments thereto, dated effective as of April 9, 2010 and July 10, 2010.
10.12(i)(2)	Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of October 1, 2005, and amendments thereto, dated effective as of October 1, 2007 and January 1, 2010.
10.12(ii)	Amendment 3 to Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of January 1, 2012.
10.13(2)+	Form of Change of Control and Severance Agreement for Senior Vice Presidents of the Registrant, and amendment thereto.
10.14(2)+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, and amendment thereto.
10.15+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, adopted August 2011.
10.16(2)	Change of Control Agreement between the Registrant and Stephen J. Benkovic, Ph.D., dated as of September 28, 2006.
10.17(2)	Change of Control Agreement between the Registrant and Lucy Shapiro, Ph.D., dated as of October 25, 2006.
10.18(2)+	Change of Control and Severance Agreement between the Registrant and David P. Perry, dated as of August 21, 2007, and amendment thereto, dated as of December 30, 2008.

Exhibit Number	Description
10.19(i)(2)	Lease between Balzer Family Investments, L.P. (formerly HDP Associates, LLC) and the Registrant, dated as of October 16, 2002, and amendments thereto, dated as of January 21, 2003, August 1, 2005, September 23, 2008, March 31, 2009 and September 30, 2010.
10.19(ii)(7)	Fifth Amendment to the Lease Between Balzer Family Investments, L.P. (formerly HDP Associates, LLC) and the Registrant, dated October 4, 2011.
10.20(2)	Lease between California Pacific Commercial Corporation and the Registrant, dated as of October 5, 2007.
10.21(2)
Loan and Security Agreement No. 5251 between Lighthouse Capital Partners V, L.P. and the Registrant, dated as of June 30, 2006, and amendments thereto dated as of February 26, 2008, May 1, 2008 and January 23, 2010.
10.22(i)(2)†
Research and Development Collaboration, Option and License Agreement between GlaxoSmithKline LLC and the Registrant, dated as of October 5, 2007, and amendments thereto, dated as of December 15, 2008, May 20, 2009 and July 21, 2009.
10.22(ii)(7)†	Master Amendment to Research and Development Collaboration, Option and License Agreement, between the Registrant and GlaxoSmithKline, LLC, dated September 2, 2011.
10.23(2)†	Collaborative Research, License & Commercialization Agreement between Eli Lilly and Company and Registrant, dated as of August 25, 2010.
10.24(8)†	Research and Development Option and License Agreement between Medicis Pharmaceutical Corporation and the Registrant, dated as of February 9, 2011.
10.25(i)(3)	Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of March 18, 2011.
10.25(ii)	First Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of December 28, 2011.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101±
The following materials from Anacor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Financial Statements, tagged as blocks of text.

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

(3)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

(4)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2010 on March 29, 2011, and incorporated herein by reference.

(5)
Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(6)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 26, 2011, and incorporated herein by reference.

(7)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 on November 14, 2011, and incorporated herein by reference.

(8)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 on May 12, 2011, and incorporated herein by reference.

(9)
This certification "accompanies" the Annual Report on Form 10-K to which it relates, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.