Form 10-Q
period 2012-03-31
Anacor Pharmaceuticals Inc
filed 2012-05-10
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34973

Anacor Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	25-1854385
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2012, there were 31,500,601 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	March 31,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,240	$15,169
Short-term investments	44,714	35,513
Contract receivable	1,966	1,136
Prepaid expenses and other current assets	845	1,227
Total current assets	60,765	53,045
Property and equipment, net	1,677	1,743
Restricted investments	197	197
Other assets	791	804
Total assets	$63,430	$55,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,610	$3,018
Accrued liabilities	9,036	10,562
Notes payable	5,045	3,607
Deferred revenue	3,917	3,838
Total current liabilities	23,608	21,025
Deferred rent	928	925
Notes payable, less current portion	12,493	13,706
Deferred revenue, less current portion	5,723	6,234
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	31	28
Additional paid-in capital	194,102	172,995
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(173,451)	(159,124)
Total stockholders’ equity	20,678	13,899
Total liabilities and stockholders’ equity	$63,430	$55,789

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues:
Contract revenue	$2,417	$2,209
Total revenues	2,417	2,209

Operating expenses:
Research and development	12,668	12,689
General and administrative	3,430	2,626
Total operating expenses	16,098	15,315

Loss from operations	(13,681)	(13,106)
Interest income	21	51
Interest expense	(654)	(329)
Loss on early extinguishment of debt	—	(313)
Other expense	(13)	—
Net loss	$(14,327)	$(13,697)
Net loss per common share — basic and diluted	$(0.48)	$(0.49)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	29,907,348	27,999,895

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Net loss	$(14,327)	$(13,697)
Change in unrealized gain (loss) on investments	(4)	27
Comprehensive loss	$(14,331)	$(13,670)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(14,327)	$(13,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	166
Amortization of debt discount and debt issuance costs	127	108
Stock-based compensation	958	691
Amortization of premium on short-term investments	177	351
Accrual of final payment on notes payable	110	73
Noncash loss on early extinguishment of debt	—	263
Changes in assets and liabilities:
Contract receivable	(830)	89
Government grant receivable	—	108
Prepaid and other current assets	379	124
Other assets	3	59
Accounts payable	2,592	886
Accrued liabilities	(1,526)	(398)
Deferred revenue	(432)	8,203
Deferred rent	3	14
Net cash used in operating activities	(12,598)	(2,960)

Investing activities
Purchases of short-term investments	(30,810)	(26,141)
Maturities of short-term investments	21,428	17,202
Acquisition of property and equipment	(102)	(214)
Net cash used in investing activities	(9,484)	(9,153)

Financing activities
Proceeds from the sale of common stock, net of issuance costs	19,923	—
Proceeds from notes payable	—	10,000
Principal payments on notes payable	—	(6,689)
Final payment on notes payable	—	(1,455)
Payment of financing fee and debt issuance costs	—	(412)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and consultants	230	11
Net cash provided by financing activities	20,153	1,455

Net decrease in cash and cash equivalents	(1,929)	(10,658)
Cash and cash equivalents at beginning of period	15,169	21,743
Cash and cash equivalents at end of period	$13,240	$11,085

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$—	$382

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$364	$1,917

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed seven molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, a topical antifungal for the treatment of onychomycosis; and AN2728, a topical anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to its two lead programs, the Company has two other clinical product candidates, AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively. The Company has discovered three compounds that it has out-licensed for further development—GSK2251052 (GSK ‘052), formerly referred to as AN3365, a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria that is licensed to GlaxoSmithKline LLC (GSK), AN8194, a compound for the treatment of an animal health indication that is licensed to Eli Lilly and Company (Lilly) and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), which is licensed to Drugs for Neglected Diseases initiative (DNDi). The Company also has a pipeline of internally discovered topical and systemic boron-based compounds in development.

The Company has generated an accumulated deficit as of March 31, 2012 of approximately $173.5 million since inception, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. As of March 31, 2012, the Company believes that its cash, cash equivalents and marketable securities totaling approximately $58.0 million and the remaining $12.0 million of borrowing capacity under its loan facility (see Note 5), are sufficient to fund its operations through at least the next 12 months. The Company may also seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, the Company may enter into additional collaborative arrangements or strategic partnerships for the development and commercialization of its compounds. If, over the next several years, adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2011 balance sheet is derived from the audited financial statements for the year ended December 31, 2011 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

The condensed financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Use of Estimates

The preparation of the condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at March 31, 2012 and December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At March 31, 2012 and December 31, 2011, approximately 69% and 82%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at March 31, 2012 and December 31, 2011 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenue from collaboration agreements with Lilly, GSK and Medicis Pharmaceutical Corporation (Medicis). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For the three months ended March 31, 2012 and 2011, the Company also recognized contract revenue related to a grant with a research institution that accounted for 10% or more of its total revenues.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Contract revenue from collaborators and research institutions that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Lilly	41%	44%
GSK	16%	23%
Medicis	12%	*
Research Institution A	16%	11%

*     less than 10% of total revenue

Contract Receivables

At March 31, 2012 and December 31, 2011, the contract receivable consisted of $0.9 million and $0.8 million in research funding due from Lilly (see Note 7), respectively, $0.4 million and $0.1 million due from GSK (see Note 7), respectively, and $0.7 million and $0.2 million due from other contracts, respectively.

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

For arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting.  This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements.

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company.  Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheets and are recognized as contract revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

Some arrangements involving the licensing of the Company’s intellectual property, the provision of research and development services or both may also include exclusivity clauses whereby the Company agrees that, for a specified period of time, it will not conduct further research on licensed compounds or on compounds that would compete with licensed compounds or that it will do so only on a limited basis. Such provisions may also restrict the future development or commercialization of such compounds. The Company does not treat such exclusivity clauses as a separate element within an arrangement and any upfront payments received related to the exclusivity clause would be allocated to the identified elements in the arrangement and recognized as described in the preceding paragraph.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Payments resulting from the Company’s efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the condensed statements of operations and approximate the revenues recognized from such activities.

For certain contingent payments under research or development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Recently Adopted Accounting Pronouncements

On January 1, 2012, the Company adopted new guidance on the presentation of comprehensive income (loss). Specifically, the new guidance allows an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current accounting guidance. The Company elected to adopt the two separate, but consecutive, statements presentation and the adoption of this guidance did not have a material impact on its condensed financial statements.

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change is the disclosure information required for Level 3 measurements based on unobservable inputs. This standard became effective for the Company on January 1, 2012 and did not have a material impact on the Company’s condensed financial statements.

3. Marketable Securities and Fair Value Measurements

At March 31, 2012, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	$9,133	$—	$—	$9,133
U.S. treasury securities	1,022	—	—	1,022
Federal agency securities	25,753	—	(2)	25,751
U.S. government guaranteed corporate bonds	20,743	1	(3)	20,741
Total marketable securities	$56,651	$1	$(5)	$56,647
Reported as:
Cash and cash equivalents				$11,933
Short-term investments				44,714
Total marketable securities				$56,647

At December 31, 2011, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

All marketable securities held at March 31, 2012 and December 31, 2011 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recognized from the sale of marketable securities for the three months ended March 31, 2012 and 2011.

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

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at March 31, 2012 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at March 31, 2012
Financial assets:
Money market fund	$9,133	$—	$—	$9,133
U.S. treasury securities	—	1,022	—	1,022
Federal agency securities	—	25,751	—	25,751
U.S. government guaranteed corporate bonds	—	20,741	—	20,741
Total marketable securities	$9,133	$47,514	$—	$56,647

	Fair Value Measurements on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2011
Financial assets:
Money market fund	$12,403	$—	$—	$12,403
U.S. treasury securities	—	5,783	—	5,783
Federal agency securities	—	11,101	—	11,101
U.S. government guaranteed corporate bonds	—	18,629	—	18,629
Total marketable securities	$12,403	$35,513	$—	$47,916

During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At March 31, 2012 and December 31, 2011, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities and U.S. government guaranteed corporate bonds (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Accrued compensation	$1,410	$1,968
Accrued preclinical study and clinical trial costs	6,171	6,752
Other	1,455	1,842
Accrued liabilities	$9,036	$10,562

5. Notes Payable

In March 2011, the Company entered into a loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the Lenders) to provide up to $30.0 million available in three tranches of $10.0 million each (the Loan Agreement). The first $10.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $6.6 million of the remaining obligations under its previous loan. The second and third tranches of $10.0 million each became available for drawdown upon the Company’s full enrollment of its Phase 3 trials for tavaborole in December 2011. The Company borrowed $8.0 million of the second tranche in December 2011 and the Company and the Lenders amended the Loan Agreement to revise the third tranche to $12.0 million, which is available for drawdown through September 30, 2012. The interest rate for each tranche will be fixed upon drawdown at a rate equal to the greater of 9.4% or 9.1% plus the 3-month U.S. LIBOR rate. From April 1, 2011 through April 30, 2012, payments under the Loan Agreement were interest only. From May 1, 2012 through April 1, 2015, the Loan Agreement requires equal monthly payments of interest and principal. In addition, a final payment equal to 5.5% of the amounts drawn ($990,000 for the first and second tranches) will be due on the earlier of April 1, 2015, or such earlier date specified in the Loan Agreement. The Company paid the Lenders financing fees of $0.3 million and incurred legal fees of $0.1 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively.

In connection with the Loan Agreement and the first and second tranche drawdowns of $10.0 and $8.0 million, the Company issued warrants to the Lenders to purchase 80,527 shares and 88,997 shares, respectively, of its common stock (with an aggregate exercise price equal to $1.1 million) The warrants are immediately exercisable and may be exercised on a cashless basis. The aggregate fair value of the warrants issued was approximately $0.7 million and was calculated using a Black-Scholes valuation model. During 2011, the Company recorded debt discounts totaling $0.7 million in connection with these warrants.

The interest on the loan was calculated using the interest method with the debt issuance costs paid directly to the Lenders (financing fees) and the fair value of the warrants issued to the Lenders treated as a discount on the debt. The debt issuance costs for legal fees are included in prepaid expenses and other current assets and in other assets in the accompanying condensed balance sheets. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other income (expense) in the condensed statements of operations.

In March 2011, the Company recorded a loss of approximately $0.3 million on the early extinguishment of its previous debt. This loss is recorded as an early extinguishment of debt in 2011 in the condensed statements of operations.

The Company recorded interest expense related to all borrowings of $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Included in interest expense for both these periods was $0.1 million for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments is 15.2%.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Future payments as of March 31, 2012 are as follows (in thousands and unaudited):

Remainder of 2012	$4,758
2013	6,922
2014	6,922
2015	3,296
Total minimum payments	21,898
Less amount representing interest	3,898
Notes payable, gross	18,000
Unamortized discount on notes payable	(739)
Accretion of the final payment	277
17,538
Less current portion of notes payable, including unamortized discount	5,045
Notes payable, less current portion	$12,493

6. Commitments and Contingencies

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

7. License, Research, Development and Commercialization Agreements

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in GSK ‘052 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of GSK ‘052, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments, bonus payments and research funding, all of which, when earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products.

Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of GSK ‘052 and will continue to be obligated to make bonus payments to the Company, if certain development and regulatory events occur and if certain sales levels for this drug are achieved. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

The Master Amendment added a new program for TB, under which GSK will fund the Company’s TB research activities through to candidate selection. Once TB compounds meet specified candidate selection criteria, GSK will have the option to license such compounds and, upon exercise of this option, would become responsible for all further development and commercialization of such compounds. The Company would be eligible for bonus payments, if certain development and regulatory events occur and if certain sales levels for a TB compound are achieved, and for royalties on sales of resulting products.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company’s malaria program, which the Company conducts through a collaboration with Medicines for Malaria Venture (MMV). GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive an option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company’s development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. The amended development agreement with MMV also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which was being recognized over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements through the date of the Master Amendment, or September 2011. The Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program and that the contractual reimbursement rates for these services approximate the fair value of the services. As a result, the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment were recognized as revenue in September 2011. As of March 31, 2012 and December 31, 2011, the Company has no deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$500
Reimbursement for research and patent costs	399	17
Total contract revenue	$399	$517

The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Agreement, and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue as earned when collectibility is reasonably assured. For the three months ended March 31, 2012, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products that result from

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

GSK ‘052, the New Research Program, the TB program or the malaria program. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. The Company will be eligible to receive additional payments upon the achievement of specified development and regulatory events and tiered royalties on net sales of products resulting from compounds licensed by Lilly under the research agreement. For the three months ended March 31, 2012, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Lilly. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of March 31, 2012, the Company had deferred revenue of $3.0 million under this research agreement, of which $2.1 million related to the upfront fee.

Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219
Research funding	763	750
Total contract revenue	$982	$969

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

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company is recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of March 31, 2012, the Company has deferred revenue of $5.7 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured. Through March 31, 2012, the Company has not recognized any revenue from milestones or other contingent payments under its agreement with Medicis.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Contract revenue:
Amortization of upfront fee	$292	$167
Total contract revenue	$292	$167

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company’s malaria compound development activities. In addition, pursuant to Amendment 1, any 2011 advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds subject to the option, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. Amendment 2 also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV. In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

Pursuant to the March 2011 development agreement and Amendment 1 thereto, the Company received $2.6 million of advance payments from MMV during 2011 to fund malaria compound development activities through December 2011. In 2011, the Company also received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. In addition, MMV awarded the Company $0.6 million for 2012 research funding. In February 2012, the Company paid MMV $0.3 million of unspent advances that were recorded as an accrued liability as of December 31, 2011. Additional funding for 2013 will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of March 31, 2012, the Company has deferred revenue of $0.4 million related to an advance payment from the research agreement.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Contract revenue:
Research and development funding	$149	$172
Total contract revenue	$149	$172

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

8. Stockholders’ Equity

Shelf Registration

In December 2011, the Company filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration). The Shelf Registration was declared effective by the SEC on January 5, 2012. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $50,000,000 of various securities, including common stock, preferred stock, debt securities and warrants.

Common Stock Offering

In February 2012, under the Shelf Registration, the Company issued and sold 3,250,000 shares of the Company’s common stock pursuant to an underwriting agreement (the Underwriting Agreement) with Canaccord Genuity Inc. (the Underwriter). The price to the public in this offering was $6.60 per share for gross proceeds of approximately $21.5 million, and the Underwriter purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $6.25 per share. The net proceeds to the Company from this offering were approximately $19.9 million, after deducting the underwriting discount of $1.1 million and other offering costs of $0.4 million.

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Research and development	$478	$460
General and administrative	480	231
Total	$958	$691

For the three months ended March 31, 2012, the Company issued 3,017 shares of the Company’s common stock and received approximately $12,000 in cash from the exercise of stock options. Total stock options granted for the three months ended March 31, 2012 were 895,991 shares, which included 50,200 stock option grants to nonemployees. The weighted-average fair value of options granted to employees for this period was $3.69 per share.

At March 31, 2012, there were outstanding stock options to purchase 3,828,968 shares of the Company’s common stock. At March 31, 2012, the Company had $7.3 million and $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.3 years and 0.4 years, respectively. For the three months ended March 31, 2012, there were 48,440 shares of the Company’s common stock purchased under the ESPP.

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

Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to our two lead programs, we have two other clinical product candidates, AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively. We have discovered three other compounds that we have out-licensed for further development—GSK2251052, or GSK ‘052 (formerly referred to as AN3365), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria that is licensed to GlaxoSmithKline LLC, or GSK, AN8194, a compound for the treatment of an animal health indication that is licensed to Eli Lilly and Company, or Lilly, and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), which is licensed to Drugs for Neglected Diseases initiative, or DNDi. We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for one of these two trials in November 2011 and the other in December 2011. For AN2728, we completed a Phase 2b dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2b clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2a trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. In the second quarter of 2010, we completed a Phase 1 trial of GSK ‘052, and achieved proof-of-concept as defined under our collaboration agreement with GSK. In the third quarter of 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK ‘052. In the second quarter of 2011, GSK initiated two Phase 2 trials of GSK ‘052 in complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI). In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK’052 due to a recently identified microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK ‘052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of obtaining and analyzing additional information from all enrolled subjects and will use this information to determine the appropriate next steps in the development of GSK ‘052.

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives under which GSK ‘052 was developed and licensed. In September 2011, we amended and expanded this agreement to, among other things, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add new research programs using our boron chemistry platform for tuberculosis, or TB and, should GSK elect to initiate it, an additional collaborative research program directed towards LeuRS. The amendment also includes the option for GSK to acquire rights to compounds from Anacor’s malaria program, currently being developed through a collaboration with Medicines for Malaria Venture, or MMV.

In August 2010, we entered into a collaboration with Lilly, under which we are collaborating to discover products for a variety of animal health applications. In July 2011, Lilly selected AN8194 as a development compound and will be responsible for all further development and commercialization of this compound.

In February 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne.

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and, ultimately if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Sandler Center for Drug Discovery at the University of California at San Francisco to discover new drug therapies for the treatment of river blindness, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of African animal trypanosomiasis and the University of California at San Francisco to develop compounds for the treatment of malaria under a National Institutes of Health grant. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT, and in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

In February 2012, we issued and sold 3,250,000 shares of our common stock in connection with an underwriting agreement, or the Underwriting Agreement, with Canaccord Genuity Inc., or the Underwriter. The price to the public in this offering was $6.60 per share, for gross proceeds of approximately $21.5 million, and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $6.25 per share. Our net proceeds from this offering were approximately $19.9 million, after deducting the underwriting discount and other offering costs.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of March 31, 2012, we have an accumulated deficit of $173.5 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. We will need to seek additional capital through collaborations, equity offerings and debt financings to fund our operations.

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

For arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements.

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

Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our condensed statements of operations and approximate the revenues recognized from such activities.

For certain contingent payments under research or development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner’s performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $1.0 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had outstanding options to purchase 3,828,968 shares of our common stock and had $7.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.3 and 0.4 years, respectively. There were 48,440 common shares purchased under the ESPP for the three months ended March 31, 2012. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted new guidance on the presentation of comprehensive income (loss). Specifically, the new guidance allows an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current accounting guidance. We elected to adopt the two separate but consecutive statements presentation and the adoption of this guidance did not have a material impact on our condensed financial statements.

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change is the disclosure information required for Level 3 measurements based on unobservable inputs. This standard became effective for us on January 1, 2012 and did not have a material impact on our condensed financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011	Increase/ (decrease)
	(in thousands)
Contract revenue	$2,417	$2,209	$208
Research and development expenses(1)	12,668	12,689	(21)
General and administrative expenses(1)	3,430	2,626	804
Interest income	21	51	(30)
Interest expense	654	329	325
Loss on early extinguishment of debt	—	313	(313)
Other expense	13	—	13

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$478	$460	$18
General and administrative expenses	480	231	249

Contract revenue. For the three months ended March 31, 2012, we recognized $0.3 million of the $7.0 million upfront fee received under the Medicis agreement and $0.4 million under our collaboration agreement with GSK. We also recognized $0.7 million for research work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases. During each of the three month periods ending March 31, 2012 and 2011, we recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement. For the three months ended March 31, 2011, we also  recognized $0.5 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK, $0.2 million of the upfront fee received under the Medicis agreement and $0.5 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

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

Research and development expenses were $12.7 million for both the three months ended March 31, 2012 and 2011. Although expenses for our tavaborole program increased by $2.0 million as compared with the first quarter of the previous year, this increase was offset by decreases in expenses for our AN2728 and AN2898 programs by $0.9 million and $1.1 million, respectively. For tavaborole, we were conducting two fully-enrolled Phase 3 clinical trials with approximately 600 subjects each during the first quarter of 2012, while during the same period in 2011, we were in the early stages of enrolling those trials (with enrollment completed in December 2011). Furthermore, during the first quarter of 2012, we were engaged in relatively high cost contract manufacturing activities to develop processes to manufacture tavaborole in commercial quantities and in expanded regulatory activities in preparation for the 2013 filing of our new drug application, or NDA, for tavaborole. In contrast, during the first quarter of 2011, we were conducting lower cost contract manufacturing work to manufacture and label the clinical supplies for the Phase 3 trials and our tavaborole-related regulatory activities were more limited in scope. For AN2728, our activities during the first quarter of 2012 consisted of completion of our safety studies, planning for our Phase 2 trials in atopic dermatitis and initiating additional preclinical studies in atopic dermatitis. This compared to higher AN2728-related activities for the first quarter of 2011 during which we were enrolling patients in our Phase 2b clinical trial in psoriasis, starting manufacturing activities for future trials and conducting preclinical studies in psoriasis.  In the fourth quarter of 2011, we completed a Phase 2a trial of AN2728 and

AN2898 in mild-to-moderate atopic dermatitis. Based upon the positive results of this trial, the safety profile exhibited by AN2728 and the greater unmet need in atopic dermatitis relative to psoriasis, we decided to focus our AN2728 development efforts on atopic dermatitis in the near future, and defer the start of Phase 3 trials in psoriasis and further development of AN2898. Our activities for our AN2898 program were minimal in the first quarter of 2012 compared to first quarter of 2011 when we were manufacturing clinical supplies, conducting preclinical studies and initiating activities for our Phase 2 trial in atopic dermatitis.

For the three months ended March 31, 2012 compared to the same period in 2011, our research and development spending also increased by $0.6 million under our contract with Medicis, which was initiated in February 2011. This increase was offset by decreases of $0.4 million, $0.1 million and $0.3 million in spending for our collaborations with Lilly, GSK and our other research activities including our neglected diseases programs, respectively.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our product candidates and our continued efforts under our collaborations with GSK, Lilly and Medicis and for our neglected diseases initiatives. In particular, our clinical trial expenses will increase due to the initiation of additional clinical trials for AN2728 and the conduct of our Phase 3 trials and regulatory activities for tavaborole.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions. Other general and administrative expenses include professional fees for legal services, including patent-related expenses, auditing, tax and financial consulting services and facility-related costs not otherwise included in research and development expenses.

The increase in general and administrative expenses in the first quarter of 2012 compared to the same period in 2011 was primarily due to increases in legal fees relating to corporate development activities, marketing consulting and other activities for tavaborole, outside services in support of business development activities and stock-based compensation expenses. We expect that general and administrative expenses will increase in the future as we expand our operating activities, increase our marketing activities for tavaborole, hire additional staff and incur additional costs associated with operating as a public company.

Interest income.  The decrease in interest income for the first quarter of 2012 compared to the same period in 2011 was due to a reduction in average investment balances and lower yields.

Interest expense and loss on early extinguishment of debt.  Interest expense increased for the first three months of 2012 compared to the same period in 2011 due to the higher outstanding balance on our debt, which was only partially offset by a lower effective interest rate.  Upon the early extinguishment of our Lighthouse Capital Partners V, L.P., or Lighthouse, debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other expense.  The increase in other expense in the first three months of 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, a February 2012 common stock offering, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments.  At March 31, 2012, we had available cash and cash equivalents and short-term investments of $58.0 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(12,598)	$(2,960)
Net cash used in investing activities	(9,484)	(9,153)
Net cash provided by financing activities	20,153	1,455
Net decrease in cash and cash equivalents	$(1,929)	$(10,658)

Net cash used in operating activities was $12.6 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. The net cash used in operating activities in the three months ended March 31, 2012 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities. The net cash used in operating activities in the three months ended March 31, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipt of the $7.0 million upfront payment from Medicis and $2.3 million in advance payments for research and development funding from MMV, one of our neglected diseases collaborators.

Net cash used in investing activities was $9.5 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively. The net cash used in investing activities for both periods was primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments.

Net cash provided by financing activities was $20.2 million for the three months ended March 31, 2012 compared with $1.5 million for the three months ended March 31, 2011. The cash provided by financing activities in the first quarter of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012. The cash provided by financing activities in the first quarter of 2011 was primarily due to the $10.0 million drawdown of the first tranche under our loan facility with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments, as well as the early extinguishment of our remaining obligations, under our Lighthouse loan facility. An additional $0.4 million was paid during the first quarter of 2011 for a facility fee and legal costs related to our new loan facility

We believe that our existing capital resources including the remaining $12.0 million of borrowing capacity under our loan facility with Oxford and Horizon will be sufficient to meet our anticipated operating requirements for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

If, over the next several years, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of the above activities.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The contractual obligations have not changed materially as of March 31, 2012 from our contractual obligations for 2012 and beyond included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.

Notes Payable

In March 2011, we entered into a loan and security agreement, or Loan Agreement, with Oxford and Horizon, or the Lenders, to provide up to $30.0 million, available in three tranches. The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse. The second and third tranches of $10.0 million each became available for drawdown upon our achieving full enrollment of the Phase 3 trials for tavaborole in December 2011. We borrowed $8.0 million of the second tranche on December 28, 2011 and amended the Loan Agreement to revise the third tranche to borrow up to an additional $12.0 million, which is available to us for drawdown through September 30, 2012. Payments on the loan were interest only until April 30, 2012 and are now comprised of equal monthly payments of interest and principal through April 1, 2015. Based upon current borrowings, a final payment of $1.0 million will be due on April 1, 2015.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of March 31, 2012 are comprised of U.S treasury securities, federal agency securities and U.S. government guaranteed corporate debt securities with a minimum rating of AAA or AA+ and a remaining average maturity of the entire portfolio of 104 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three months ended March 31, 2012 and 2011 of $14.3 million and $13.7 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $47.9 million, $10.1 million and $24.8 million for 2011, 2010 and 2009, respectively, and as of March 31, 2012, we had an accumulated deficit of approximately $173.5 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of tavaborole, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and adding infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Revenues from our collaboration with GSK are uncertain because GSK may not continue to develop GSK2251052, or GSK ‘052 (formerly known as AN3365), milestones under our agreements with GSK may not be achieved, GSK may not exercise its option to license additional product candidates that may be identified pursuant to our collaboration with them, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

•                  the need to obtain and maintain regulatory approval for tavaborole, AN2728, GSK ‘052, AN8194 or any of our other product candidates;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of tavaborole and future Phase 2 and Phase 3 trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million in February 2012 through a public offering of our common stock. The net proceeds from this offering were approximately $19.9 million, after deducting the underwriting discount and other offering costs. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, under which we have remaining borrowing capacity of $12.0 million through September 30, 2012; research funding under our collaboration with Lilly; reimbursements from our various collaborations with leading not-for-profit organizations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe our existing cash, cash equivalents and short-term investments, interest thereon and the remaining $12.0 million of borrowing capacity under our loan facility will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our product candidates.

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

Our current loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, which we entered into in March 2011 and amended in December 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lender’s lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets, and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728, GSK ‘052, AN8194 or any of our other product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially tavaborole. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates.

In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the current Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. We may conduct lengthy and expensive Phase 3 clinical trials of tavaborole only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval for tavaborole. Similarly, our clinical development programs for AN2728, GSK’s development programs for GSK ‘052 and Lilly’s development programs for AN8194 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If tavaborole, AN2728, GSK ‘052, AN8194 or any of our other product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of tavaborole, AN2728, GSK ‘052 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, with the license of GSK ‘052, GSK now controls the development and commercialization of GSK ‘052, and in March 2012 GSK voluntarily discontinued certain of its current clinical trials of GSK ‘052 but did not terminate the program, while it reviews and assesses the data from the patients in those clinical trials. While GSK stated that its review relates to microbiological findings, there can be no assurance that following its review GSK will continue the GSK ‘052 program, and in any event if GSK determines to proceed, any clinical trials will have been delayed significantly by the time taken for preparation, review and consideration of the patient data available from the discontinued clinical trials.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, GSK ‘052, AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of tavaborole and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of tavaborole and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

The commercial success of tavaborole, AN2728, GSK ‘052, AN8194 or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

•                  convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Additionally, our product candidates intended for use against neglected diseases, such as AN5568, are not expected to generate significant revenues, if at all.

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

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds as well as lasers, which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole will also compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids, topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus), and other marketed atopic dermatitis therapeutics; and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. Product candidates in late-stage development include a novel topical triazole, which completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, a wholly-owned subsidiary of Valeant Pharmaceuticals International, an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy’s Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least three lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis.

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

Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

We plan to enter into sales and marketing arrangements with third parties for international sales of any approved products. To market and commercialize any product candidates outside of the United States, we or any third parties that are marketing or selling our products must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

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

•                  suspend regulatory approval;

•                  suspend any ongoing clinical trials;

•                  refuse to approve pending applications or supplements to approved applications filed by us, our partners or our potential future partners;

•                  impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require a product recall.

Guidelines and recommendations published by various organizations may affect the use of our products.

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time publish guidelines or recommendations to the health care and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our products, which may adversely affect our results of operations.

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

If our collaboration partner elects to license or develop a compound, like GSK has with GSK ‘052 and Lilly has with AN8194, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates, and in some cases would owe our previous partner royalties to continue to develop and commercialize any such product candidates. For example, in March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK ‘052 but did not terminate the program. Following its review, GSK may terminate the program and we would have to determine whether to continue to develop and commercialize that product candidate following its return to us.

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, including GSK in the case of GSK ‘052 and Lilly in the case of AN8194, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations, including GSK in the case of GSK ‘052 and Lilly in the case of AN8194. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We could also become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We will need to scale up and manufacture additional active ingredient and drug product at a third-party manufacturing site in order to complete our NDA submission for tavaborole. The inability to manufacture sufficient supplies of the drug product could adversely affect, if tavaborole is approved, product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728 and our other product candidates. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

As of April 15, 2012, we are the owner of record of 12 issued U.S. patents and 8 non-U.S. patents with claims to boron-containing compounds or methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 30 U.S. patent applications (13 provisional and 17 non-provisional), 4 international (PCT) patent applications and 143 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 international (PCT) patent application and 3 non-U.S. patent applications are solely owned by a collaborator as of April 15, 2012.

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

Recently, there have been numerous changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patent holder may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

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

Some of our intellectual property rights related to compounds that are not in clinical development as of April 15, 2012 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of April 15, 2012 were developed through a collaboration with the DNDi. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture a product for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China, and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, a product containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease, and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase I clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of April 15, 2012, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of April 15, 2012, none of our other clinical product candidates are being considered for use in the DNDi collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of April 15, 2012 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under the agreements. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through MMV. As of April 15, 2012, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of April 15, 2012, none of our clinical product candidates are being considered for use in the MMV collaboration.

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

We were required to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, in connection with the Annual Report on Form 10-K for the year ending December 31, 2011. We have expended significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient, and if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $5.0 million per occurrence and $5.0 million in the aggregate per year, as well as additional local country product liability coverage for trials conducted outside of the U.S. as required by the local country regulations. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

As of March 31, 2012 our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 63% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreement with Oxford and Horizon.

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

As a result of our February 2012 public offering of common stock, sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Sales of shares of our common stock beneficially held by our directors and executive officers are currently restricted as a result of lock-up agreements but will be able to be resold beginning upon expiration of the lock-up agreements, which will occur in May 2012, unless extended under certain circumstances. Moreover, holders of shares of our common stock who are party to an investors’ rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) UNREGISTERED SALES OF EQUITY SECURITIES

None.

(b) USE OF PROCEEDS

There has been no material change in our planned use of the proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010 (SEC File No. 333-169322), except that we are now pursuing the development of AN2728 in atopic dermatitis ahead of psoriasis as a result of the positive outcome of our Phase 2a trial in mild-to-moderate atopic dermatitis, which we completed in 2011. We invested the funds received from our initial public offering in a variety of capital preservation instruments, including short-term interest-bearing obligations, direct or guaranteed obligations of the U.S. government and money market funds.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(5)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(5)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(6)	Form of Senior Debt Indenture.
4.12(6)	Form of Subordinated Debt Indenture.
4.13(6)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(6)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(6)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(5)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(5)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18(5)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
10.12(ii)(5)	Amendment 3 to Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of January 1, 2012.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101±

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

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

(4)                                  Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010 on March 29, 2011, and incorporated herein by reference.

(5)                                  Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference

(6)                                  Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(7)                              This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.