Form 10-Q
period 2012-06-30
Anacor Pharmaceuticals Inc
filed 2012-08-09
CIK 1411158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 31,518,091 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	June 30,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,950	$15,169
Short-term investments	36,022	35,513
Contract receivable	1,583	1,136
Prepaid expenses and other current assets	1,941	1,227
Total current assets	44,496	53,045
Property and equipment, net	1,626	1,743
Restricted investments	197	197
Other assets	31	804
Total assets	$46,350	$55,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,549	$3,018
Accrued liabilities	9,449	10,562
Notes payable	5,166	3,607
Deferred revenue	3,582	3,838
Total current liabilities	21,746	21,025
Deferred rent	920	925
Notes payable, less current portion	11,720	13,706
Deferred revenue, less current portion	5,213	6,234
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	31	28
Additional paid-in capital	195,016	172,995
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(188,291)	(159,124)
Total stockholders’ equity	6,751	13,899
Total liabilities and stockholders’ equity	$46,350	$55,789

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$2,562	$2,857	$4,979	$5,066
Total revenues	2,562	2,857	4,979	5,066

Operating expenses:
Research and development	14,100	15,473	26,768	28,162
General and administrative	2,671	2,353	6,101	4,979
Total operating expenses	16,771	17,826	32,869	33,141

Loss from operations	(14,209)	(14,969)	(27,890)	(28,075)
Interest income	19	44	40	95
Interest expense	(638)	(351)	(1,292)	(680)
Loss on early extinguishment of debt	—	—	—	(313)
Other expense	(12)	(19)	(25)	(19)
Net loss	$(14,840)	$(15,295)	$(29,167)	$(28,992)
Net loss per common share — basic and diluted	$(0.47)	$(0.54)	$(0.95)	$(1.03)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	31,504,723	28,067,181	30,706,036	28,033,724

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net loss	$(14,840)	$(15,295)	$(29,167)	$(28,992)
Change in unrealized gain (loss) on investments	(1)	(2)	(5)	26
Comprehensive loss	$(14,841)	$(15,297)	$(29,172)	$(28,966)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(29,167)	$(28,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	326
Amortization of debt discount and debt issuance costs	252	190
Stock-based compensation	1.858	1,849
Amortization of premium on short-term investments	308	773
Accrual of final payment on notes payable	218	125
Noncash loss on early extinguishment of debt	—	263
Changes in assets and liabilities:
Contract receivable	(447)	48
Government grant receivable	—	108
Prepaid and other current assets	(721)	11
Other assets	755	59
Accounts payable	531	763
Accrued liabilities	(1,113)	2,174
Deferred revenue	(1,277)	6,478
Deferred rent	(5)	17
Net cash used in operating activities	(28,469)	(15,808)

Investing activities
Purchases of short-term investments	(39,357)	(38,198)
Maturities of short-term investments	38,535	42,087
Acquisition of property and equipment	(222)	(351)
Net cash (used in) provided by investing activities	(1,044)	3,538

Financing activities
Proceeds from the sale of common stock, net of issuance costs	19,923	—
Proceeds from notes payable	—	10,000
Principal payments on notes payable	(872)	(6,689)
Final payment on notes payable	—	(1,455)
Payment of financing fee and debt issuance costs	—	(418)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and consultants	243	84
Net cash provided by financing activities	19,294	1,522

Net decrease in cash and cash equivalents	(10,219)	(10,748)
Cash and cash equivalents at beginning of period	15,169	21,743
Cash and cash equivalents at end of period	$4,950	$10,995

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$—	$382

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$789	$2,111

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

Since inception, the Company has generated an accumulated deficit as of June 30, 2012 of approximately $188.3 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. As of June 30, 2012, the Company believes that its existing capital resources including the remaining $12.0 million of borrowing capacity under its loan facility (see Note 5) will be sufficient to meet its anticipated operating requirements until it receives top-line data from its two Phase 3 trials of tavaborole in onychomycosis and, if necessary, would make appropriate adjustments to its spending plan in order to ensure sufficient capital resources to obtain this data. While the Company believes that it currently has access to resources to fund its operations until the receipt of such top-line data, it may need to raise additional capital if the costs of the trial exceed the Company’s current estimates or the top-line data does not become available within the currently anticipated timeframe. The Company will need to raise substantial additional capital to complete development and the potential commercialization of tavaborole. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole, or a combination of the above. If, over the next several years, adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2011 balance sheet is derived from the audited financial statements for the year ended December 31, 2011 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Use of Estimates

The preparation of the condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at June 30, 2012 and December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At June 30, 2012 and December 31, 2011, approximately 51% and 82%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at June 30, 2012 and December 31, 2011 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from collaboration agreements with Lilly, GSK and Medicis Pharmaceutical Corporation (Medicis). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For certain periods in the table below, the Company also recognized contract revenues related to a grant with a research institution and from its research and development agreements with Medicines for Malaria Venture (MMV) that accounted for 10% or more of its total revenues.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Contract revenues from collaborators, research institutions and not-for-profit organizations that accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Lilly	42%	36%	41%	39%
GSK	15%	18%	16%	20%
Medicis	11%	10%	12%	*
Research Institution A	17%	*	16%	*
MMV	*	24%	*	17%

*     less than 10% of total revenue

Contract Receivables

At June 30, 2012 and December 31, 2011, the contract receivable consisted of $0.8 million in research funding due from Lilly (see Note 7) at both dates, $0.4 million and $0.1 million due from GSK (see Note 7), respectively, and $0.4 million and $0.2 million due from other contracts, respectively.

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Payments resulting from the Company’s efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the condensed statements of operations and the revenues recognized from such activities approximate these costs.

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

On January 1, 2012, an amendment to an accounting standard became effective for the Company, which amended the fair value measurement guidance and expanded the disclosure requirements related to such measurements. The most significant change was to the disclosures required for Level 3 measurements based on unobservable inputs. The adoption of the amendments to this standard did not have a material impact on the Company’s condensed financial statements.

3. Marketable Securities and Fair Value Measurements

At June 30, 2012, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	$ 2,525	$—	$—	$ 2,525
U.S. treasury securities	1,016	—	—	1,016
Federal agency securities	30,469	1	(5)	30,465
U.S. government guaranteed corporate bonds	6,543	—	(1)	6,542
Total marketable securities	$40,553	$ 1	$(6)	$40,548
Reported as:
Cash and cash equivalents				$ 4,526
Short-term investments				36,022
Total marketable securities				$40,548

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

All marketable securities held at June 30, 2012 and December 31, 2011 had original maturities at the date of purchase of less than one year. There were no realized gains or losses recognized from the sale of marketable securities for the three or six months ended June 30, 2012 and 2011.

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

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at June 30, 2012 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at June 30, 2012
Financial assets:
Money market fund	$2,525	$—	$—	$2,525
U.S. treasury securities	—	1,016	—	1,016
Federal agency securities	—	30,465	—	30,465
U.S. government guaranteed corporate bonds	—	6,542	—	6,542
Total marketable securities	$2,525	$38,023	$—	$40,548

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

During the three and six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. At June 30, 2012 and December 31, 2011, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities and U.S. government guaranteed corporate bonds (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
	(unaudited)
Accrued compensation	$1,764	$1,968
Accrued preclinical study and clinical trial costs	6,257	6,752
Other	1,428	1,842
Accrued liabilities	$9,449	$10,562

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

The Company recorded interest expense related to all borrowings of $0.6 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Included in interest expense for these periods were $0.1 million and $0.1 million, $0.2 million and $0.2 million, respectively, for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments, is 15.2%.

Future payments as of June 30, 2012 are as follows (in thousands and unaudited):

Remainder of 2012	$ 3,461
2013	6,922
2014	6,922
2015	3,296
Total minimum payments	20,601
Less amount representing interest	3,473
Notes payable, gross	17,128
Unamortized discount on notes payable	(627)
Accretion of the final payment	385
16,886
Less current portion of notes payable, including unamortized discount	5,166
Notes payable, less current portion	$11,720

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

Notes to Condensed Financial Statements

(unaudited)

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

The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company’s malaria program, which the Company conducts through a collaboration with MMV. GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive an option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company’s development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. The amended development agreement with MMV also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which was being recognized over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements through the date of the Master Amendment, or September 2011. The Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program and that the contractual reimbursement rates for these services approximate the fair value of the services. As a result, the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment were recognized as revenue in September 2011. As of June 30, 2012 and December 31, 2011, the Company has no deferred revenue associated with the GSK agreement.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$500	$—	$1,000
Reimbursement for research and patent costs	380	14	779	31
Total contract revenue	$380	$514	$779	$1,031

The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Agreement, and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue as earned and when collectibility is reasonably assured. For the three and six months ended June 30, 2012, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products that result from GSK ‘052, the New Research Program, the TB program or the malaria program. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis, and the Company will receive a minimum of $6.0 million in research funding with the potential of up to $12.0 million in research funding, if successful. The Company will be eligible to receive additional payments upon the achievement of specified development and regulatory events and tiered royalties on net sales of products resulting from compounds licensed by Lilly under the research agreement. For the three and six months ended June 30, 2012, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Lilly. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of June 30, 2012, the Company had deferred revenue of $2.7 million under this research agreement, of which $1.9 million related to the upfront fee.

Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219	$438	$438
Research funding	852	800	1,615	1,550
Total contract revenue	$1,071	$1,019	$2,053	$1,988

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

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

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company is recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of June 30, 2012, the Company has deferred revenue of $5.4 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured. Through June 30, 2012, the Company has not recognized any revenue from milestones or other contingent payments under its agreement with Medicis.

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$292	$292	$583	$458
Total contract revenue	$292	$292	$583	$458

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company’s malaria compound development activities. In addition, pursuant to Amendment 1, any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds subject to the option, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. Amendment 2 also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

Pursuant to the March 2011 development agreement and Amendment 1 thereto, the Company received $2.6 million of advance payments from MMV during 2011 to fund malaria compound development activities through December 2011. In 2011, the Company also received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. In addition, MMV awarded the Company $0.6 million for 2012 research funding. In February 2012, the Company paid MMV $0.3 million of unspent advances that were recorded as an accrued liability as of December 31, 2011. Additional funding for 2013 will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of June 30, 2012, the Company has deferred revenue of $0.3 million related to an advance payment from the research agreement.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$149	$694	$297	$866
Total contract revenue	$149	$694	$297	$866

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

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Research and development	$510	$673	$988	$1,134
General and administrative	390	485	870	715
Total	$900	$1,158	$1,858	$1,849

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

For the three and six months ended June 30, 2012, the Company issued 22,490 and 25,507 shares of the Company’s common stock and received approximately $13,000 and $25,000, respectively, in cash from the exercise of stock options. Total stock options granted for the three and six months ended June 30, 2012 were 178,475 shares, which included 9,775 stock option grants to nonemployee advisors and 1,074,466 shares, which included 59,975 stock option grants to nonemployee advisors, respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options granted to employees and the Company’s nonemployee directors was $3.40 and $3.64 for the three and six months ended June 30, 2012, respectively.

At June 30, 2012, there were outstanding stock options to purchase 3,952,652 shares of the Company’s common stock. At June 30, 2012, the Company had $6.9 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.5 years and 0.4 years, respectively. For the six months ended June 30, 2012, there were 48,440 shares of the Company’s common stock purchased under the ESPP. No shares were purchased under the ESPP during the three months ended June 30, 2012.

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

Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for one of these two trials in November 2011 and the other in December 2011. In addition, we initiated a cardiac safety study in May 2012 and a repeat insult patch test (RIPT) study in July 2012. For AN2728, we completed a Phase 2 dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2 clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and we are planning to initiate a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in the third quarter of 2012.

In the second quarter of 2010, we completed a Phase 1 trial of GSK ‘052 and achieved proof-of-concept as defined under our collaboration agreement with GSK. In the third quarter of 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize GSK ‘052. In the second quarter of 2011, GSK initiated two Phase 2 trials of GSK ‘052 in complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI). In March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK’052 due to a microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. While we believe the microbiological finding seen in the cUTI study is not related to the safety of GSK ‘052, the potential to negatively impact efficacy led GSK to voluntarily discontinue that study as well as the Phase 2b study in cIAI and one of two Phase 1 studies in healthy volunteers. GSK is in the process of analyzing information from all enrolled subjects and will use this information to determine the appropriate next steps in the development of GSK ‘052.

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

In August 2010, we entered into a research, license and commercialization agreement with Lilly, under which we are collaborating to discover products for a variety of animal health applications. In July 2011, Lilly selected AN8194 as a development compound and will be responsible for all further development and commercialization of this compound.

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

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of June 30, 2012, we have an accumulated deficit of $188.3 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. To fund our future operations, including research, development and commercialization of our product candidates, we will need to seek additional capital through research and development collaborations; a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole; equity offerings or debt financings.

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

Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our condensed statements of operations and the revenues recognized from such activities approximate the related costs.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and Employee Stock Purchase Program, or ESPP, stock purchase rights of $0.9 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had outstanding options to purchase 3,952,652 shares of our common stock and had $6.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.1 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.5 and 0.4 years, respectively. There were 48,440 common shares purchased under the ESPP for the six months ended June 30, 2012. No shares were purchased under the ESPP during the three months ended June 30, 2012. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase/ (decrease)	2012	2011	Increase/ (decrease)

Contract revenue	$2,562	$2,857	$(295)	$4,979	$5,066	$(87)
Research and development expenses(1)	14,100	15,473	(1,373)	26,768	28,162	(1,394)
General and administrative expenses(1)	2,671	2,353	318	6,101	4,979	1,122
Interest income	19	44	(25)	40	95	(55)
Interest expense	638	351	287	1,292	680	612
Loss on early extinguishment of debt	—	—	—	—	313	(313)
Other expense	12	19	(7)	25	19	6

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$510	$673	$(163)	$988	$1,134	$(146)
General and administrative expenses	390	485	(95)	870	715	155

Comparison of the Three Months Ended June 30, 2012 and 2011

Contract revenue. For the three months ended June 30, 2012, we recognized $0.3 million of the $7.0 million upfront fee received under the Medicis agreement and $0.4 million primarily for research funding under our collaboration agreement with GSK. We also recognized $0.9 million for research work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases. During each of the three month periods ending June 30, 2012 and 2011, we recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement. For the three months ended June 30, 2011, we also recognized $0.5 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK, $0.3 million of the upfront fee received under the Medicis agreement and $1.0 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

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

Research and development expenses decreased by $1.4 million in the three months ended June 30, 2012 as compared to the same period in the prior year. Although expenses for our AN2728 and AN2898 programs decreased by $1.6 million and $0.9 million, respectively, these decreases were partially offset by an increase of $1.7 million in expenses for our tavaborole program. During the three months ended June 30, 2012, we were performing the following activities for tavaborole: conducting two fully-enrolled Phase 3 clinical trials, initiating a cardiac safety trial, planning for an RIPT study and engaging in regulatory activities in preparation for the potential 2013 filing of our new drug application, or NDA. During the same period in the prior year, we were enrolling patients in our Phase 3 trials, completing the packaging and labeling activities for our clinical supplies for the trials and developing the processes to manufacture the product in commercial quantities. The cardiac safety trial initiated in May 2012 and our internal regulatory efforts were primarily responsible for the increase in our tavaborole costs.

In the fourth quarter of 2011, we completed a Phase 2 trial of AN2728 and AN2898 in mild-to-moderate atopic dermatitis. Based upon the positive results of this trial, the safety profile exhibited by AN2728 and the greater unmet need in atopic dermatitis relative to psoriasis, we decided to focus our AN2728 development efforts on atopic dermatitis in the near future and defer further development of AN2898. As a result, our activities for our AN2898 program were minimal in the second quarter of 2012 compared to second quarter of 2011 when we were manufacturing clinical supplies, conducting preclinical studies and initiating enrollment for our Phase 2 trial in atopic dermatitis.  For AN2728, our activities during the second quarter of 2012 consisted of planning for both our Phase 2 dose ranging bilateral trial in adolescents and our Phase 2 safety, pharmacokinetics and efficacy trial in adolescents for mild-to-moderate atopic dermatitis, conducting preclinical studies and manufacturing supplies for both our trials and preclinical studies. This compared to more costly AN2728-related activities that we conducted in the second quarter of 2011, during which we were enrolling patients in our Phase 2 clinical trial in psoriasis, conducting a Phase 1 absorption trial, starting manufacturing activities for future trials and conducting preclinical studies.

For the three months ended June 30, 2012 compared to the same period in 2011, our research and development spending also decreased by $1.0 million for our acne program under our contract with Medicis, which was initiated in February 2011, and by $0.3 million for our other research activities. These decreases were partially offset by increases of $0.5 million and $0.2 million in spending for our collaborations with GSK and Lilly, respectively.

We expect our research and development expenses to increase in the future as a result of increased development and clinical trial activity associated with our product candidates and our continued efforts under our collaborations with GSK, Lilly and Medicis and for our neglected diseases initiatives.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions. Other general and administrative expenses include professional fees for legal services, including patent-related services, auditing, tax, financial and marketing consulting services and facility-related costs not otherwise included in research and development expenses.

The increase in general and administrative expenses of $0.3 million in the second quarter of 2012 compared to the same period in 2011 was primarily due to market research and other pre-commercialization activities for tavaborole. We expect that general and administrative expenses will increase in the future as we expand our operating activities, increase our marketing activities for tavaborole and hire additional staff.

Interest income.  The decrease in interest income for the second quarter of 2012 compared to the same period in 2011 was due to a reduction in average investment balances and lower yields.

Interest expense.  Interest expense increased for the three months ended June 30, 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate.

Other expense.  The increase in other expense in the second quarter of 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Comparison of the Six Months Ended June 30, 2012 and 2011

Contract revenue. For the six months ended June 30, 2012, we recognized $0.6 million of the $7.0 million upfront fee received under the Medicis agreement and $0.8 million primarily for research funding under our collaboration agreement with GSK. We also recognized $1.6 million for research work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases. During each of the six month periods ending June 30, 2012 and 2011, we recognized $1.6 million for research funding and $0.4 million of the $3.5 million upfront fee received under the Lilly agreement. For the six months ended June 30, 2011, we also recognized $1.0 million of the $12.0 million non-refundable, non-creditable upfront fee received from GSK, $0.5 million of the upfront fee received under the Medicis agreement and $1.6 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

Research and development expenses.  Research and development expenses decreased by $1.4 million for the six months ended June 30, 2012 as compared with the same period in the prior year primarily due to decreases in costs for our AN2728 and AN2898 programs of $2.6 million and $2.0 million, respectively, partially offset by an increase in our tavaborole program expense of $3.6 million.  Our manufacturing, preclinical studies and clinical trial activities were more extensive for AN2728 in the first six months of 2011 as compared to the same period in 2012.  Due to our revised near-term focus on developing AN2728 instead of AN2898 for atopic dermatitis, our activities for AN2898 were limited in the first half of 2012 as compared to the first half of 2011 when we were enrolling patients in our Phase 2 trial, manufacturing clinical supplies and conducting preclinical studies.  For our tavaborole program, both our clinical trial activities, for Phase 3, cardiac safety and RIPT trials, and our regulatory activities were more extensive in the first six months of 2012 than they were during the same period in 2011.

For the six months ended June 30, 2012 compared to the same period in 2011, our research and development spending also decreased by $0.3 million, $0.2 million and $0.4 million for our collaborations with Medicis, Lilly and our other research activities, including our neglected diseases programs, respectively.  These decreases were offset by an increase of $0.5 million in spending under our collaboration with GSK.

General and administrative expenses.  The increase in general and administrative expenses of $1.1 million in the first six months of 2012 compared to the same period in 2011 was primarily due to increases in legal fees relating to corporate development and intellectual property activities and in our expenses for marketing consulting and other pre-commercialization activities for tavaborole.

Interest income.  The decrease in interest income for the six months ended June 30, 2012 compared to the same period in 2011 was due to a reduction in average investment balances and lower yields.

Interest expense and loss on early extinguishment of debt.  Interest expense increased for the first six months of 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate.  Upon the early extinguishment of our Lighthouse Capital Partners V, L.P., or Lighthouse, debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other expense. The increase in other expense in the six months ended June 30, 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, a February 2012 common stock offering, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At June 30, 2012, we had available cash and cash equivalents and short-term investments of $41.0 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(28,469)	$(15,808)
Net cash (used in) provided by investing activities	(1,044)	3,538
Net cash provided by financing activities	19,294	1,522
Net decrease in cash and cash equivalents	$(10,219)	$(10,748)

Net cash used in operating activities was $28.5 million and $15.8 million for the six months ended June 30, 2012 and 2011, respectively. The net cash used in operating activities in the six months ended June 30, 2012 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities. The net cash used in operating activities in the six months ended June 30, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipt of the $7.0 million upfront payment from Medicis and $2.3 million in advance payments for research and development funding from MMV, one of our neglected diseases collaborators.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2012 as compared to $3.5 million of net cash provided by investing activities during the six months ended June 30, 2011.   The activities for both periods were primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments.

Net cash provided by financing activities was $19.3 million for the six months ended June 30, 2012 compared with $1.5 million for the same period in the prior year. The cash provided by financing activities in the first six months of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012, offset by $0.9 million in scheduled principal payments related to our loan. The cash provided by financing activities in the first six months of 2011 was primarily due to the $10.0 million drawdown of the first tranche under our loan facility with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, partially offset by the $8.1 million we paid for the regularly scheduled principal payments, as well as the early extinguishment of our remaining obligations, under our Lighthouse loan facility. An additional $0.4 million was paid during the first six months of 2011 for a facility fee and legal costs related to our new loan facility

We believe that our existing capital resources, including the remaining $12.0 million of borrowing capacity under our loan facility with Oxford and Horizon, will be sufficient to meet our anticipated operating requirements until we receive top-line data from our two Phase 3 trials of tavaborole in onychomycosis and, if necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to obtain such data. While we believe that we currently have access to resources to fund our operations until the receipt of such top-line data, we may need to raise additional capital if the costs of the trial exceed our current estimates or the top-line data does not become available within the currently anticipated timeframe. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations and complete our two Phase 3 trials of tavaborole in onychomycosis, could vary materially. We will need to raise substantial additional capital to complete development and the potential commercialization of tavaborole.

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

If, over the next several years, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of the above activities

We expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole, or a combination of the above.  However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to commercialization rights to tavaborole, out-license intellectual property rights to tavaborole and/or our other product candidates, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our research and development programs, potentially including our tavaborole or AN2728 trials, and/or limit or cease our operations.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The contractual obligations have not changed materially as of June 30, 2012 from our contractual obligations for 2012 and beyond included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.

Notes Payable

In March 2011, we entered into a loan and security agreement, or Loan Agreement with Oxford and Horizon, to provide up to $30.0 million, available in three tranches. The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse. The second and third tranches of $10.0 million each became available for drawdown upon our achieving full enrollment of the Phase 3 trials for tavaborole in December 2011. We borrowed $8.0 million of the second tranche on December 28, 2011 and amended the Loan Agreement to revise the third tranche to borrow up to an additional $12.0 million, which is available to us for drawdown through September 30, 2012. Payments on the loan were interest only until April 30, 2012 and are now comprised of equal monthly payments of interest and principal through April 1, 2015. Based upon current borrowings, a final payment of $1.0 million will be due on April 1, 2015.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of June 30, 2012 are comprised of U.S treasury securities, federal agency securities and U.S. government guaranteed corporate debt securities with a minimum rating of AAA or AA+ and a remaining average maturity of the entire portfolio of 112 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of our exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Interest Rate Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three and six months ended June 30, 2012 of $14.8 million and $29.2 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $47.9 million, $10.1 million and $24.8 million for 2011, 2010 and 2009, respectively, and as of June 30, 2012, we had an accumulated deficit of approximately $188.3 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of tavaborole, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and adding infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Revenues from our collaboration with GSK are uncertain because GSK may not continue to develop GSK2251052, or GSK ‘052 (formerly known as AN3365), milestones under our agreements with GSK may not be achieved, GSK may not exercise its option to license additional product candidates that may be identified pursuant to our collaboration with them, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with Lilly and Medicis are uncertain because milestones under our agreements with them may not be achieved. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our other products. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-

year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•      our ability to obtain additional funding to develop our product candidates;

•      the need to obtain and maintain regulatory approval for tavaborole, AN2728, GSK ‘052, AN8194 or any of our other product candidates;

•      delays in the commencement, enrollment and the timing of clinical testing;

•      the success of our clinical trials through all phases of clinical development, including our current Phase 3 clinical trials of tavaborole and current and planned Phase 2 and Phase 3 trials of AN2728;

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

If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of tavaborole and current and planned Phase 2 and Phase 3 trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million in February 2012 through a public offering of our common stock. The net proceeds from this offering were approximately $19.9 million, after deducting the underwriting discount and other offering costs. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through our loan facility, under which we have remaining borrowing capacity of $12.0 million through September 30, 2012; research funding under our collaboration with Lilly; reimbursements from our various collaborations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe that our existing capital resources, including the remaining $12.0 million of borrowing capacity under our loan facility with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, will be sufficient to meet our anticipated operating requirements until we receive top-line data from our two Phase 3 trials of tavaborole in onychomycosis and, if necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to obtain the data. While the Company believes that it currently has access to resources to fund its operations until the receipt of such top-line data, it may need to raise additional capital if the costs of the trial exceed the Company’s current estimates or the top-line data does not become available within the currently anticipated timeframe. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations and complete our two Phase 3 trials of tavaborole in onychomycosis, could vary materially.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•      the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including Phase 3 clinical trials for tavaborole and Phase 2 and Phase 3 clinical trials for AN2728;

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

•      the effects of competing technological and market developments;

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

Our current loan and security agreement with Oxford and Horizon, which we entered into in March 2011 and amended in December 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lenders’ lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, with the license of GSK ‘052, GSK now controls the development and commercialization of GSK ‘052, and in March 2012 GSK voluntarily discontinued certain of its current clinical trials of GSK ‘052, but did not terminate the program, while it reviews and assesses the data from the patients in those clinical trials. While GSK stated that its review relates to microbiological findings, there can be no assurance that following its review GSK will continue the GSK ‘052 program, and in any event if GSK determines to proceed, any clinical trials will have been delayed significantly by the time taken for preparation, review and consideration of the patient data available from the discontinued clinical trials.

Changes in regulatory requirements and guidance may occur and we or any partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any partners to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate, clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Drugs for Neglected Diseases initiative, or DNDi, Medicis or our potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen, particularly for self-administered topical drugs, and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unable to do so for tavaborole, AN2728 and other product candidates we are developing.

We are conducting the Phase 3 clinical trials of tavaborole and planning to conduct the Phase 3 clinical trials of AN2728 following Phase 2 studies of AN2728 in atopic dermatitis. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. We have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to an NDA submission and approval of tavaborole, AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing tavaborole, AN2728 and other product candidates we are developing.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. For example, a small number of patients who received tavaborole treatment experienced some skin irritation around their toenails during clinical trials of tavaborole for onychomycosis. In addition, a small number of patients who received AN2728 treatment experienced some skin irritation during clinical trials of AN2728. GSK ‘052 is being developed for the systemic treatment of infections caused by Gram-negative bacteria and is still in the early stages of clinical development. The range and potential severity of possible side effects from systemic therapies is greater than for topically administered drugs. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies, or REMS, that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Additionally, there can be no assurance that boron-based products will be free of significant adverse side effects. During clinical trials, a small number of our patients who received tavaborole experienced some skin irritation around their toenails and a few patients who received AN2728 experienced some skin irritation in the treated areas. If boron-based drug treatments result in significant adverse side effects, they may not be useful as therapeutic agents. If we are unable to develop products that are safe and effective using our boron chemistry platform, our business will be materially and adversely affected.

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

•      limitations or warnings contained in the FDA-approved labeling for our products;

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

•      convenience and ease of administration of our products; and

•      potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Additionally, our product candidates intended for use against neglected diseases, such as AN5568, are not expected to generate significant revenues, if at all.

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our product candidates successfully.

We may develop a sales and marketing infrastructure to market and sell our products in certain U.S. specialty markets. We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. We are currently evaluating the establishment of these capabilities, either internally or through a third-party contract sales organization, and these costs are expected to be incurred in advance of any approval of our product candidates. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we plan to enter into sales and marketing or licensing arrangements with third parties for non-specialty markets in the United States and for international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets.

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

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds as well as lasers, which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole will also compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and  topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. Product candidates in late-stage development include a novel topical triazole, which completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, a wholly-owned subsidiary of Valeant Pharmaceuticals International, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least three lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, in July 2012, Topica Pharmaceuticals began enrolling a 300-patient Phase 2b/3 safety and efficacy study with topical luliconazole.

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

Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from third-party payors. Patients or healthcare providers who purchase drugs generally rely on third-party payors to reimburse all or part of the costs associated with such products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors, such as HMOs and insurance companies, can be essential to new product acceptance.

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

Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

We expect that a portion of the market for our products will be outside the United States. Our product candidates may never receive approval or be commercialized outside of the United States.

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

Our product candidates will also be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our products, which may adversely affect our results of operations.

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and Medicis. These research collaborations may fail to successfully identify product candidates, or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights as well as a compound (GSK ‘052) for which GSK has sole development and commercialization rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

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

During the research terms of the collaborations, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop, such as GSK ‘052 in the case of GSK. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

If our collaboration partner elects to license or develop a compound, like GSK has with GSK ‘052 and Lilly has with AN8194, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates, and in some cases would owe our previous partner royalties to continue to develop and commercialize any such product candidates. For example, in March 2012, GSK voluntarily discontinued certain of its current clinical trials of GSK ‘052 but did not terminate the program. Following its review of the patient data from the discontinued trials, GSK may terminate the program and we would thereafter determine whether to continue to develop and commercialize GSK ‘052 following its return to us.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, if tavaborole, AN2728 or any of our other product candidates receives marketing approval, we intend to enter into sales and marketing arrangements with third parties for non-specialty markets in the United States and for international sales, and to develop our own sales force targeting podiatrists, dermatologists and other specialty markets in the United States. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we could face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There is a limited number of third-party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on numerous third parties for the manufacture of our product candidates and our supply chain, and if we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We will need to scale up and manufacture additional active ingredient and drug product at a third-party manufacturing site in order to complete our NDA submission for tavaborole. If tavaborole is approved, the inability to manufacture sufficient supplies of the drug product could adversely affect product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728 and our other product candidates. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

Any of these factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of producing our product on a timely basis and  in substantially equivalent volumes of substantially equivalent quality at a substantially equivalent cost, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA.

If we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are substantially dependent on third-party vendors and contract research organizations for preclinical studies and clinical trials related to our drug discovery and development efforts. If we lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, which could severely harm our business and financial condition.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

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

As of June 30, 2012, we are the owner of record of 13 issued U.S. patents and 9 non-U.S. patents with claims to boron-containing compounds or methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 27 U.S. patent applications (11 provisional and 16 non-provisional), 3 international (PCT) patent applications and 133 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 international (PCT) patent application and 3 non-U.S. patent applications are solely owned by a collaborator.

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

Recently, there have been numerous changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patent holder may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Our patent applications would not prevent others from taking advantage of the chemical properties of boron to discover and develop new therapies, including therapies for the indications we are targeting. If others seek to develop boron-based therapies, their research and development efforts may inhibit our ability to conduct research in certain areas and to expand our intellectual property portfolio.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

Some of our intellectual property rights related to compounds that are not in clinical development as of June 30, 2012 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of June 30, 2012 were developed through a collaboration with DNDi. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of June 30, 2012, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of June 30, 2012, none of our other clinical product candidates are being considered for use in the DNDi collaboration.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of June 30, 2012 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through our collaboration with MMV. As of June 30, 2012, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of June 30, 2012, none of our clinical product candidates are being considered for use in the MMV collaboration.

Risks Related to Employee Matters and Managing Growth

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we increase the number of product development programs we have underway and advance our product candidates through preclinical studies, clinical trials and commercialization, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. In addition, to meet our obligations as a public company, we will need to increase our general and administrative headcount. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•                  successfully attract and recruit new employees with the expertise and experience we will require;

•                  manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

•                  develop a marketing and sales infrastructure; and

•                  continue to develop our operational, financial and management controls, reporting systems and procedures.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers and key employees. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. We have entered into change of control and severance agreements with each of our officers as part of our retention efforts. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, motivate or retain these additional key personnel. Our failure to retain key personnel could materially harm our business.

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

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We have general liability insurance coverage of up to $5.0 million per occurrence, with an annual aggregate limit of $6.0 million, which excludes pollution liability. This coverage may not be adequate to cover all claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.

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

As of July 15, 2012 our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 68% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

•      actual or anticipated changes in our product sales growth rates relative to those of our competitors;

•      actual or anticipated fluctuations in our competitors’ operating results or changes in their product sales growth rates;

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

A significant portion of our total outstanding shares of common stock is subject to demand registration rights, which could require us to register such shares for public sale at the holders’ option.*

Holders of shares of our common stock who are party to an investors’ rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As a public company we are subject to additional expenses and administrative burden.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. For example, we have adopted additional internal controls, disclosure controls and procedures and retained a transfer agent and we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) UNREGISTERED SALES OF EQUITY SECURITIES

None.

(b) USE OF PROCEEDS

There has been no material change in our planned use of the proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010 (SEC File No. 333-169322), except that we are now pursuing the development of AN2728 in atopic dermatitis ahead of psoriasis as a result of the positive outcome of our Phase 2 trial in mild-to-moderate atopic dermatitis, which we completed in 2011. We invested the funds received from our initial public offering in a variety of capital preservation instruments, including short-term interest-bearing obligations, direct or guaranteed obligations of the U.S. government and money market funds.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	ANACOR PHARMACEUTICALS, INC.
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
101(8)

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows, and (v) unaudited Notes to Condensed Financial Statements.

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

(8)           The XBRL information is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing, and is not subject to liability under Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.