Form 10-Q
period 2012-09-30
Anacor Pharmaceuticals Inc
filed 2012-11-09
CIK 1411158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 35,568,645 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	September 30,	December 31,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,576	$15,169
Short-term investments	22,052	35,513
Contract receivable	1,701	1,136
Prepaid expenses and other current assets	2,743	1,227
Total current assets	41,072	53,045
Property and equipment, net	1,535	1,743
Restricted investments	197	197
Other assets	33	804
Total assets	$42,837	$55,789

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,299	$3,018
Accrued liabilities	9,462	10,562
Notes payable	9,167	3,607
Deferred revenue	3,279	3,838
Total current liabilities	25,207	21,025
Deferred rent	912	925
Notes payable, less current portion	18,205	13,706
Deferred revenue, less current portion	4,702	6,234
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	32	28
Additional paid-in capital	196,513	172,995
Accumulated other comprehensive loss	1	—
Accumulated deficit	(202,735)	(159,124)
Total stockholders’ equity (deficit)	(6,189)	13,899
Total liabilities and stockholders’ equity (deficit)	$42,837	$55,789

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$2,473	$12,644	$7,452	$17,710
Total revenues	2,473	12,644	7,452	17,710

Operating expenses:
Research and development	13,551	14,013	40,319	42,175
General and administrative	2,751	2,703	8,852	7,682
Total operating expenses	16,302	16,716	49,171	49,857

Loss from operations	(13,829)	(4,072)	(41,719)	(32,147)
Interest income	13	31	53	126
Interest expense	(616)	(351)	(1,908)	(1,031)
Loss on early extinguishment of debt	—	—	—	(313)
Other expense	(12)	(11)	(37)	(30)
Net loss	$(14,444)	$(4,403)	$(43,611)	$(33,395)
Net loss per common share — basic and diluted	$(0.46)	$(0.16)	$(1.41)	$(1.19)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	31,551,714	28,174,576	30,989,986	28,081,190

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net loss	$(14,444)	$(4,403)	$(43,611)	$(33,395)
Change in unrealized gain (loss) on investments	6	(9)	1	17
Comprehensive loss	$(14,438)	$(4,412)	$(43,610)	$(33,378)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(43,611)	$(33,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	489
Amortization of debt discount and debt issuance costs	371	264
Stock-based compensation	2,735	3,217
Amortization of premium on short-term investments	389	1,142
Accrual of final payment on notes payable	325	177
Noncash loss on early extinguishment of debt	—	263
Changes in assets and liabilities:
Contract receivable	(565)	(619)
Government grant receivable	—	108
Prepaid and other current assets	(1,510)	560
Other assets	755	101
Accounts payable	280	1,105
Accrued liabilities	(1,100)	1,596
Deferred revenue	(2,090)	1,591
Deferred rent	(13)	20
Net cash used in operating activities	(43,524)	(23,381)

Investing activities
Purchases of short-term investments	(39,357)	(44,216)
Maturities of short-term investments	52,430	61,907
Acquisition of property and equipment	(302)	(476)
Net cash provided by investing activities	12,771	17,215

Financing activities
Proceeds from the sale of common stock, net of issuance costs	19,923	—
Proceeds from notes payable	12,000	10,000
Principal payments on notes payable	(2,205)	(6,689)
Final payment on notes payable	—	(1,455)
Payment of financing fee and debt issuance costs	(26)	(418)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	468	284
Net cash provided by financing activities	30,160	1,722

Net decrease in cash and cash equivalents	(593)	(4,444)
Cash and cash equivalents at beginning of period	15,169	21,743
Cash and cash equivalents at end of period	$14,576	$17,299

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$395	$382

Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable and financing fee	$1,203	$2,346

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed seven molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, a topical antifungal for the treatment of onychomycosis; and AN2728, a topical anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to its two lead programs, the Company has three other clinical product candidates, AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC (GSK). In October 2012, the Company was advised by GSK that it has discontinued further development of AN3365 and will return all rights to this compound to the Company. The Company is considering its options for further development, if any, of AN3365. The Company has discovered two other compounds that it has out-licensed for further development—AN8194, a compound for the treatment of an animal health indication that is licensed to Eli Lilly and Company (Lilly) and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), which is licensed to Drugs for Neglected Diseases initiative (DNDi). The Company also has a pipeline of internally discovered topical and systemic boron-based compounds in development.

Since inception, the Company has generated an accumulated deficit as of September 30, 2012 of approximately $202.7 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. The Company believes that its existing cash, cash equivalents and short-term investments totaling approximately $36.6 million as of September 30, 2012 and the net proceeds of approximately $22.7 million from the October 2012 sale of 4,000,000 shares of the Company’s common stock (see Note 10) will be sufficient to meet its anticipated operating requirements until it files its New Drug Application (NDA) for tavaborole in onychomycosis and, if necessary, would make appropriate adjustments to its spending plan in order to ensure sufficient capital resources to complete this filing. While the Company believes that it currently has sufficient resources to fund its operations until the filing of such NDA, it may need to raise additional capital if the costs of the current Phase 3 trials exceed the Company’s current estimates, the top-line data does not become available within the currently anticipated timeframe or such data is not supportive of an NDA filing. The Company will need to raise substantial additional capital to complete development and the potential commercialization of tavaborole. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole, or a combination of the above. If, over the next several years, adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its development programs.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2011 condensed balance sheet is derived from the audited financial statements for the year ended December 31, 2011 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. The Company’s short-term investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders’ equity (deficit). The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at September 30, 2012 and December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At September 30, 2012 and December 31, 2011, approximately 100% and 82%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at September 30, 2012 and December 31, 2011 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from collaboration agreements with Lilly, GSK and Medicis Pharmaceutical Corporation (Medicis). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For certain periods in the table below, the Company also recognized contract revenues related to a grant with a research institution that accounted for 10% or more of its total revenues.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Contract revenues from collaborators, research institutions and not-for-profit organizations that accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Lilly	43%	16%	42%	22%
GSK	14%	76%	15%	60%
Medicis	12%	*	12%	*
Research Institution A	17%	*	17%	*

*     less than 10% of total revenue

Contract Receivables

At September 30, 2012 and December 31, 2011, the contract receivable consisted of $0.8 million in research funding due from Lilly (see Note 7) at both dates, $0.4 million and $0.1 million due from GSK (see Note 7), respectively, and $0.5 million and $0.2 million due from other contracts, respectively.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share includes the effect of all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

of this calculation, potentially dilutive securities consisting of stock options and warrants are considered to be common stock equivalents and, for each period presented in these condensed financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive.

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

An accounting standard amendment, which modified the fair value measurement guidance and expanded the disclosure requirements related to such measurements, became effective for the Company on January 1, 2012. The most significant change in the amendment was to the disclosures required for Level 3 measurements based on unobservable inputs. The adoption of this amendment did not have a material impact on the Company’s condensed financial statements.

3. Marketable Securities and Fair Value Measurements

At September 30, 2012, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	$14,575	$—	$—	$14,575
U.S. treasury securities	1,009	—	—	1,009
Federal agency securities	16,523	1	—	16,524
U.S. government guaranteed corporate bonds	4,519	—	—	4,519
Total marketable securities	$36,626	$1	$—	$36,627
Reported as:
Cash and cash equivalents				$14,575
Short-term investments				22,052
Total marketable securities				$36,627

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

All marketable securities held at September 30, 2012 and December 31, 2011 had original maturities at the date of purchase of less than one year. The Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three or nine months ended September 30, 2012 and 2011.

In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy that prioritizes the inputs to valuation techniques that are used to measure fair value is based upon whether such inputs are observable or unobservable.

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

The Company’s financial assets and financial liabilities subject to fair value measurements on a recurring basis and the levels of the inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements on a Recurring Basis at September 30, 2012 (unaudited)
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at September 30, 2012
Financial assets:
Money market fund	$14,575	$—	$—	$14,575
U.S. treasury securities	—	1,009	—	1,009
Federal agency securities	—	16,524	—	16,524
U.S. government guaranteed corporate bonds	—	4,519	—	4,519
Total marketable securities	$14,575	$22,052	$—	$36,627

	Fair Value Measurements on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31, 2011
Financial assets:
Money market fund	$12,403	$—	$—	$12,403
U.S. treasury securities	—	5,783	—	5,783
Federal agency securities	—	11,101	—	11,101
U.S. government guaranteed corporate bonds	—	18,629	—	18,629
Total marketable securities	$12,403	$35,513	$—	$47,916

During the three and nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. At September 30, 2012 and December 31, 2011, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities and U.S. government guaranteed corporate bonds (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Accrued compensation	$1,807	$1,968
Accrued preclinical study and clinical trial costs	6,110	6,752
Other	1,545	1,842
Accrued liabilities	$9,462	$10,562

5. Notes Payable

In March 2011, the Company entered into a loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the Lenders) to provide up to $30.0 million available in three tranches of $10.0 million each (the Loan Agreement). The first $10.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $6.6 million of the remaining obligations under its previous loan. The second and third tranches of $10.0 million each became available for drawdown upon the Company’s full enrollment of its Phase 3 trials for tavaborole in December 2011. The Company borrowed $8.0 million of the second tranche in December 2011 and borrowed $12.0 million of the revised third tranche in September 2012. The interest rate for each tranche was fixed upon drawdown at a rate equal to the greater of 9.4% or 9.1% plus the 3-month U.S. LIBOR rate. From April 1, 2011 through April 30, 2012, payments under the Loan Agreement were interest only. From May 1, 2012 through April 1, 2015, the Loan Agreement requires equal monthly payments of interest and principal. In addition, a final payment equal to 5.5% of the amounts drawn, or $1,650,000, will be due on the earlier of April 1, 2015, or such earlier date specified in the Loan Agreement. The Company paid the Lenders financing fees of $0.3 million and incurred legal fees of $0.2 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively.

In connection with the Loan Agreement and the first and second tranche drawdowns in 2011 of $10.0 and $8.0 million, the Company issued warrants to the Lenders to purchase 80,527 shares and 88,997 shares, respectively, of its common stock (with an aggregate exercise price equal to $1.1 million). In September 2012, in connection with the Loan Agreement and the third tranche drawdown of $12.0 million, the Company issued warrants to the Lenders to purchase 84,226 shares of its common stock (with an aggregate exercise price equal to $550,000). The warrants are immediately exercisable, expire seven years from their issuance date and may be exercised on a cashless basis. The aggregate fair values of the warrants issued in 2012 and 2011 were approximately $0.4 million and $0.7 million, respectively, and were calculated using a Black-Scholes valuation model. During 2012 and 2011, the Company recorded debt discounts totaling $0.4 million and $0.7 million, respectively, in connection with these warrants.

The interest on the loan was calculated using the interest method with the debt issuance costs paid directly to the Lenders (financing fees) and the fair value of the warrants issued to the Lenders treated as a discount on the debt. The debt issuance costs for legal fees are included in prepaid expenses and other current assets and in other assets in the accompanying condensed balance sheets. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other expense in the condensed statements of operations.

In March 2011, the Company recorded a loss of approximately $0.3 million on the early extinguishment of its previous debt. This loss is recorded as an early extinguishment of debt in 2011 in the condensed statements of operations.

The Company recorded interest expense related to all borrowings of $0.6 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. Included in interest expense for these periods were $0.1 million and $0.1 million, $0.3 million and $0.2 million, respectively, for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments, is 15.6%.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Future payments as of September 30, 2012 are as follows (in thousands and unaudited):

Remainder of 2012	$2,632
2013	12,331
2014	12,331
2015	5,760
Total minimum payments	33,054
Less amount representing interest	5,258
Notes payable, gross	27,796
Unamortized discount on notes payable	(915)
Accretion of the final payment	491
27,372
Less current portion of notes payable, including unamortized discount	9,167
Notes payable, less current portion	$18,205

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

7. License, Research, Development and Commercialization Agreements

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment). As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments, bonus payments and research funding, all of which, when earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, the Company was advised by GSK that it has discontinued further development of AN3365 and will return all rights to the compound to the Company. The Company is considering its options for further development, if any, of AN3365.

The Master Amendment added a new program for TB, pursuant to which GSK is currently funding the Company’s TB research activities through to candidate selection. Once TB compounds meet specified candidate selection criteria, GSK will have the option to license such compounds and, upon exercise of this option, would become responsible for all further development and commercialization of such compounds. The Company would be eligible for bonus payments, if certain development and regulatory events occur and if certain sales levels for a TB compound are achieved, and for royalties on sales of resulting products.

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

The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company’s malaria program, which the Company conducts through a collaboration with MMV. GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive an option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company’s development agreement with Medicines for Malaria Venture (MMV), the Company would be obligated to pay MMV one-third of the option exercise payment. The Company would also be eligible for bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a malaria compound are achieved, and for royalties on sales of resulting products. The amended development agreement with MMV also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which was being recognized over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements through the date of the Master Amendment, or September 2011. The Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program and that the contractual reimbursement rates for these services approximate the fair value of the services. As a result, the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment were recognized as revenue in September 2011. As of September 30, 2012 and December 31, 2011, the Company has no deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$4,500	$—	$5,500
Amendment fee	—	5,000	—	5,000
Reimbursement for research and patent costs	342	47	1,121	78
Total contract revenue	$342	$9,547	$1,121	$10,578

The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Agreement, and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue as earned and when collectibility is reasonably assured. For the three and nine months ended September 30, 2012, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products that result from the New Research Program, the TB program or the malaria program. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis. Through September 30, 2012, the Company has also received $6.3 million in research funding with the potential to receive up to a total of $12.0 million in research funding, if successful. The Company will be eligible to receive additional payments upon the achievement of specified development and regulatory events and tiered royalties on net sales of products resulting from compounds licensed by Lilly under the research agreement. For the three and nine months ended September 30, 2012, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Lilly. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of September 30, 2012, the Company has deferred revenue of $2.5 million under this research agreement, of which $1.7 million related to the upfront fee.

Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219	$656	$656
Milestone fee	—	1,000	—	1,000
Research funding	852	754	2,467	2,304
Total contract revenue	$1,071	$1,973	$3,123	$3,960

Medicis

In February 2011, the Company entered into a research and development agreement with Medicis to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company’s proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company’s intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis.

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company is recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of September 30, 2012, the Company has deferred revenue of $5.1 million related to this upfront fee.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis’ performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured. Through September 30, 2012, the Company has not recognized any revenue from milestones or other contingent payments under its agreement with Medicis.

In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$292	$292	$875	$750
Total contract revenue	$292	$292	$875	$750

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

Pursuant to the March 2011 development agreement and Amendment 1 thereto, the Company received $2.6 million of advance payments from MMV during 2011 to fund malaria compound development activities through December 2011. In 2011, the Company also received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. In addition, MMV awarded the Company $0.6 million for 2012 research funding. In February 2012, the Company paid MMV $0.3 million of unspent 2011 advances that were recorded as an accrued liability as of December 31, 2011. Additional funding for 2013 will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of September 30, 2012, the Company has deferred revenue of $0.1 million related to an advance payment from the research agreement.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$149	$633	$446	$1,499
Total contract revenue	$149	$633	$446	$1,499

8. Stockholders’ Equity (Deficit)

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

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

Common Stock Offering

In February 2012, under the Shelf Registration, the Company issued and sold 3,250,000 shares of the Company’s common stock pursuant to an underwriting agreement (the Canaccord Underwriting Agreement) with Canaccord Genuity Inc. (Canaccord). The price to the public in this offering was $6.60 per share for gross proceeds of approximately $21.5 million, and Canaccord purchased the shares from the Company pursuant to the Canaccord Underwriting Agreement at a price of $6.25 per share. The net proceeds to the Company from this offering were approximately $19.9 million, after deducting the underwriting discount of $1.1 million and other offering costs of $0.4 million.

9. Stock-Based Compensation

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Research and development	$496	$781	$1,484	$1,915
General and administrative	381	586	1,251	1,302
Total	$877	$1,367	$2,735	$3,217

For the three and nine months ended September 30, 2012, the Company issued 2,410 and 27,917 shares of the Company’s common stock and received approximately $12,000 and $37,000, respectively, in cash from the exercise of stock options. Total stock options granted for the three and nine months ended September 30, 2012 were 40,900 shares, which included no stock option grants to nonemployee advisors and 1,115,366 shares, which included 59,975 stock option grants to nonemployee advisors, respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options granted to employees and the Company’s nonemployee directors was $3.83 and $3.65 for the three and nine months ended September 30, 2012, respectively.

At September 30, 2012, there were outstanding stock options to purchase 3,924,645 shares of the Company’s common stock. At September 30, 2012, the Company had $6.3 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.4 years and 0.4 years, respectively. For the three and nine months ended September 30, 2012, there were 48,144 shares and 96,584 shares of the Company’s common stock purchased under the ESPP, respectively.

10. Subsequent Event

In October 2012, under the Shelf Registration, the Company issued and sold 4,000,000 shares of the Company’s common stock pursuant to an underwriting agreement (the Cowen Underwriting Agreement) with Cowen & Company, LLC (Cowen) for the issuance and sale of up to 4,600,000 shares, including 600,000 shares issuable to Cowen pursuant to a 30-day over-allotment option. The price to the public in this offering was $6.00 per share for gross proceeds of $24.0 million, and Cowen purchased the shares from the Company pursuant to the Cowen Underwriting Agreement at a price of $5.76 per share. The net proceeds to the Company from this offering are expected to be approximately $22.7 million, after deducting the underwriting discount of $1.0 million and other offering costs of $0.4 million, assuming no exercise by Cowen of the over-allotment option.

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

Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to our two lead programs, we have three other clinical product candidates, AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively and AN3365 (formerly known as GSK2251052, or GSK ‘052) a systemic antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC, or GSK. In October 2012, we were advised that GSK elected to discontinue further development of AN3365 and will return all rights to us. We are considering our options for further development, if any, of this compound. We have discovered two other compounds that we have out-licensed for further development— AN8194, a compound for the treatment of an animal health indication that is licensed to Eli Lilly and Company, or Lilly, and AN5568, also referred to as SCYX-7158, for human African trypanosomiasis (HAT, or sleeping sickness), which is licensed to Drugs for Neglected Diseases initiative, or DNDi. We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for one of these two trials in November 2011 and the other in December 2011. In addition, we initiated a cardiac safety study in May 2012 and a repeat insult patch test, or RIPT, study in July 2012. We expect data from the Phase 3 studies in the first quarter of 2013 and are currently in the process of preparing to file a New Drug Application, or NDA.

For AN2728, we completed a Phase 2 dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2 clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in August 2012. We are planning to initiate a Phase 2 safety, pharmacokinetics and efficacy trial for mild-to-moderate atopic dermatitis in children in the first quarter of 2013. We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add a new research program using our boron chemistry platform for tuberculosis, or TB, and GSK is currently funding our TB research activities. The amendment also gives GSK options to initiate an additional collaborative research program directed towards LeuRS and to acquire rights to certain compounds from Anacor’s malaria program, currently being developed through a collaboration with Medicines for Malaria Venture, or MMV.

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

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and, ultimately if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Sandler Center for Drug Discovery at the University of California at San Francisco to discover new drug therapies for the treatment of river blindness, the Global Alliance for Livestock Veterinary Medicines, or GALVMed, for the treatment of African animal trypanosomiasis and the University of California at San Francisco to develop compounds for the treatment of malaria under a National Institutes of Health grant. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT, and in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

In February 2012, we issued and sold 3,250,000 shares of our common stock in connection with an underwriting agreement, or the Canaccord Underwriting Agreement, with Canaccord Genuity Inc., or Canaccord. The price to the public in this offering was $6.60 per share, for gross proceeds of approximately $21.5 million, and Canaccord purchased the shares from us pursuant to the Canaccord Underwriting Agreement at a price of $6.25 per share. Our net proceeds from this offering were approximately $19.9 million, after deducting the underwriting discount and other offering costs.

In October 2012, we issued and sold 4,000,000 shares of our common stock pursuant to an underwriting agreement, or the Cowen Underwriting Agreement, with Cowen & Company, LLC, or Cowen, for the issuance and sale of up to 4,600,000 shares, including 600,000 shares issuable to Cowen pursuant to a 30-day over-allotment option. The price to the public in this offering was $6.00 per share for gross proceeds of $24.0 million, and Cowen purchased the shares from us pursuant to the Cowen Underwriting Agreement at a price of $5.76 per share. The net proceeds to us from this offering are expected to be approximately $22.7 million, after deducting the underwriting discount and other offering costs, assuming no exercise by Cowen of the over-allotment option.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of September 30, 2012, we have an accumulated deficit of $202.7 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. To fund our future operations, including research, development and commercialization of our product candidates, we will need to seek additional capital through research and development collaborations; a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole; equity offerings or debt financings.

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

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner’s performance, or bonus payments, are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and Employee Stock Purchase Program, or ESPP, stock purchase rights of $0.9 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $2.7 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had outstanding options to purchase 3,924,645 shares of our common stock and had $6.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.1 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.4 years and 0.4 years, respectively. There were 48,144 shares and 96,584 shares of our common stock purchased under the ESPP for the three and nine months ended September 30, 2012, respectively. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

An accounting standard amendment, which modified the fair value measurement guidance and expanded the disclosure requirements related to such measurements, became effective for us on January 1, 2012. The most significant change in the amendment was to the disclosures required for Level 3 measurements based on unobservable inputs. The adoption of this amendment did not have a material impact on our condensed financial statements.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase/ (decrease)	2012	2011	Increase/ (decrease)

Contract revenue	$2,473	$12,644	$(10,171)	$7,452	$17,710	$(10,258)
Research and development expenses(1)	13,551	14,013	(462)	40,319	42,175	(1,856)
General and administrative expenses(1)	2,751	2,703	48	8,852	7,682	1,170
Interest income	13	31	(18)	53	126	(73)
Interest expense	616	351	265	1,908	1,031	877
Loss on early extinguishment of debt	—	—	—	—	313	(313)
Other expense	12	11	1	37	30	7

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$496	$781	$(285)	$1,484	$1,915	$(431)
General and administrative expenses	381	586	(205)	1,251	1,302	(51)

Comparison of the Three Months Ended September 30, 2012 and 2011

Contract revenue.  For the three months ended September 30, 2012, we recognized $0.9 million for research funding and $0.2 million of the $3.5 million upfront fee received under our collaboration agreement with Lilly, $0.3 million of the $7.0 million upfront fee received under the Medicis agreement and $0.3 million primarily for research funding under our collaboration agreement with GSK. We also recognized $0.8 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

For the three months ended September 30, 2011, we recognized the remaining $4.5 million of the original upfront fee received from GSK in 2007, including $4.0 million as a result of the material modification of our amended GSK arrangement in September 2011, and an additional $5.0 million amendment fee from this amendment. We also recognized $0.1 million primarily for research funding from GSK. In addition, we recognized $1.0 million for a development milestone earned, $0.7 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement. We also recognized $0.3 million of the upfront fee received under the Medicis agreement and $0.8 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

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

Research and development expenses decreased by $0.5 million for the three months ended September 30, 2012 as compared to the same period in the prior year. Although expenses for our AN2728 and AN2898 programs decreased by $0.4 million and $0.8 million, respectively, these decreases were partially offset by an increase of $1.2 million in expenses for our tavaborole program. During the three months ended September 30, 2012, our efforts for tavaborole were focused on activities supporting the potential 2013 filing of our NDA, conducting the two Phase 3 clinical trials that are nearing their final stages of patient visits and conducting both a cardiac safety trial and an RIPT study. During the same period in the prior year, we were actively enrolling patients in our Phase 3 trials for tavaborole (with enrollment of approximately 600 patients in each trial completed in the fourth quarter of 2011) and developing the processes to manufacture this product candidate in commercial quantities. The increase in our regulatory activities was primarily responsible for the increase in our tavaborole costs.

In the fourth quarter of 2011, we completed a Phase 2 trial of AN2728 and AN2898 in mild-to-moderate atopic dermatitis. Based upon the positive results of this trial, the safety profile exhibited by AN2728 and the greater unmet need in atopic dermatitis relative to psoriasis, we decided to focus our AN2728 development efforts on atopic dermatitis in the near future and defer further development of AN2898. As a result, our activities for our AN2898 program were minimal in the third quarter of 2012 compared to third quarter of 2011 when we were enrolling patients in our Phase 2 trial in atopic dermatitis. For AN2728, our activities during the three months ending September 30, 2012 consisted of initiating both our Phase 2 dose ranging bilateral trial in adolescents and our Phase 2 safety, pharmacokinetics and efficacy trial in adolescents for mild-to-moderate atopic dermatitis, conducting long-term preclinical studies and manufacturing and labeling supplies for both our trials and preclinical studies. This compared to more costly AN2728-related activities that we conducted in the third quarter of 2011, during which we were completing both our Phase 2 clinical trial in psoriasis and Phase 1 absorption trial, initiating an additional Phase 1 absorption trial in subjects with psoriasis, continuing our manufacturing activities for future trials and conducting preclinical studies.

For the three months ended September 30, 2012 compared to the same period in 2011, our research and development spending also decreased by $1.2 million for our acne program under our contract with Medicis, which was initiated in February 2011, and by $0.2 million for our neglected diseases research activities. These decreases were partially offset by increases of $0.3 million and $0.4 million and $0.2 million in spending for our collaborations with GSK and Lilly and other research activities, respectively.

We expect our research and development expenses to decrease in the near future due to the completion of our tavaborole clinical activities. However, our future level of research and development spending will be dependent upon the numerous risks and uncertainties associated with pharmaceutical research and product development, specifically the results of our AN2728 development activities, the success of our collaboration efforts and our ability to enter into new collaborations.

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

The increase in general and administrative expenses of $48,000 in the third quarter of 2012 compared to the same period in 2011 was primarily due to higher legal fees relating to intellectual property and increases in salaries and related costs due to additional personnel offset by decreases in stock-based compensation expenses and corporate legal fees. We expect that general and administrative expenses will increase in the future as we expand our operating activities, increase our marketing activities for tavaborole and hire additional staff.

Interest income.  The decrease in interest income for the third quarter of 2012 compared to the same period in 2011 was primarily due to a reduction in average investment balances.

Interest expense.  Interest expense increased for the three months ended September 30, 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt.

Other expense.  The increase in other expense in the third quarter of 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Contract revenue.  For the nine months ended September 30, 2012, we recognized $2.5 million for research funding and $0.7 million of the $3.5 million upfront fee received under the Lilly agreement, $0.9 million of the $7.0 million upfront fee received under the Medicis agreement and $1.1 million primarily for research funding under our collaboration agreement with GSK. We also recognized $2.3 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. During the nine month period ending September 30, 2011, we recognized $5.5 million of the original upfront fee received from GSK, including $4.0 million as the result of the material modification of our amended GSK arrangement in September 2011, and an additional $5.0 million amendment fee from this amendment. We also recognized $0.1 million for GSK research funding and reimbursement of patent costs by GSK. In addition, for the nine months ended September 30, 2011, we recognized $2.3 million for research funding, $1.0 million for a development milestone and $0.7 million of the $3.5 million upfront fee received under the Lilly agreement. We also recognized $0.7 million of the upfront fee received under the Medicis agreement and $2.4 million for research work performed under our other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

Research and development expenses.  Research and development expenses decreased by $1.9 million for the nine months ended September 30, 2012 as compared with the same period in the prior year primarily due to decreases in our AN2728 and AN2898 program costs of $3.0 million and $2.8 million, respectively, partially offset by an increase in our tavaborole program costs of $4.8 million. Our manufacturing, preclinical studies and clinical trial activities were more extensive for AN2728 in the first nine months of 2011 as compared to the same period in 2012. Due to our revised near-term focus on developing AN2728 instead of AN2898 for atopic dermatitis, our activities for AN2898 were minimal in the first nine months of 2012 as compared to the first nine months of 2011 when we were enrolling patients in our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies. For our tavaborole program, both our clinical trial activities, which included our cardiac safety and RIPT trials in addition to our ongoing Phase 3 trials, and our regulatory activities, which included preparations for our NDA filing next year, were more extensive in the first nine months of 2012 than they were during the same period in 2011.

For the nine months ended September 30, 2012 compared to the same period in 2011, our research and development spending also decreased by $1.6 million and $0.4 million for our collaborations with Medicis and our other research activities, including our neglected diseases programs, respectively. These decreases were offset by an increase of $0.9 million and $0.2 million in spending under our collaboration with GSK and Lilly, respectively.

General and administrative expenses.  The increase in general and administrative expenses of $1.2 million in the first nine months of 2012 compared to the same period in 2011 was primarily due to increases in legal fees relating to intellectual property and corporate development activities, increases in our expenses for marketing consulting and other pre-commercialization activities for tavaborole and increased salaries and related expenses due to the hiring of additional personnel.

Interest income.  The decrease in interest income for the nine months ended September 30, 2012 compared to the same period in 2011 was due to a reduction in average investment balances and lower yields.

Interest expense and loss on early extinguishment of debt.  Interest expense increased for the first nine months of 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate. Upon the early extinguishment of our Lighthouse Capital Partners V, L.P., or Lighthouse, debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

Other expense. The increase in other expense in the nine months ended September 30, 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, common stock offerings, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly and Medicis, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At September 30, 2012, we had available cash and cash equivalents and short-term investments of $36.6 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(43,524)	$(23,381)
Net cash provided by investing activities	12,771	17,215
Net cash provided by financing activities	30,160	1,722
Net decrease in cash and cash equivalents	$(593)	$(4,444)

Net cash used in operating activities was $43.5 million and $23.4 million for the nine months ended September 30, 2012 and 2011, respectively. The net cash used in operating activities in the nine months ended September 30, 2012 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities. The net cash used in operating activities in the nine months ended September 30, 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities and the receipts of the $7.0 million upfront payment from Medicis, the $5.0 million amendment fee from GSK upon amendment of the research and development collaboration and $2.3 million of research and development funding from MMV, one of our neglected diseases collaborators.

Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2012 as compared to $17.2 million during the nine months ended September 30, 2011. The activities for both periods were primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments.

Net cash provided by financing activities was $30.2 million for the nine months ended September 30, 2012 compared with $1.7 million for the same period in the prior year. The cash provided by financing activities in the first nine months of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012, the $12.0 million proceeds from the drawdown of the third tranche under our loan facility with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, in September 2012, partially offset by $2.2 million in scheduled principal payments related to our loan. The cash provided by financing activities in the first nine months of 2011 was primarily from the $10.0 million drawdown of the first tranche under our loan facility with Oxford and Horizon, partially offset by $8.1 million in regularly scheduled principal payments and the early extinguishment of our remaining obligations under our Lighthouse loan facility. An additional $0.4 million was paid during the first nine months of 2011 for a facility fee and legal costs related to our new loan facility

We believe that our existing cash, cash equivalents and short-term investments totaling approximately $36.6 million as of September 30, 2012 and the net proceeds of approximately $22.7 million from the October 2012 sale of 4,000,000 shares of our common stock will be sufficient to meet our anticipated operating requirements until we file our NDA for tavaborole in onychomycosis, which we expect to occur in mid-2013. If necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to complete this filing. While we believe that we currently have sufficient resources to fund our operations until the filing of such NDA, we may need to raise additional capital if the costs of the current Phase 3 trials exceed our current estimates, the top-line data does not become available within the currently anticipated timeframe or such data is not supportive of an NDA filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations and complete our two Phase 3 trials of tavaborole in onychomycosis, could vary materially. We will need to raise substantial additional capital to complete development and the potential commercialization of tavaborole.

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

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Remaining in 2012	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Operating leases	$9,144	$433	$3,323	$3,252	$2,136
Notes payable	33,054	2,632	24,662	5,760	—
Total contractual obligations	$42,198	$3,065	$27,985	$9,012	$2,136

Notes Payable

In March 2011, we entered into a loan and security agreement, or Loan Agreement with Oxford and Horizon, to provide up to $30.0 million, available in three tranches. The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse. The second and third tranches of $10.0 million each became available for drawdown upon our achieving full enrollment of the Phase 3 trials for tavaborole in December 2011. We borrowed $8.0 million of the second tranche on December 28, 2011 and the revised third tranche of $12.0 million on September 26, 2012. Payments on the loan were interest only until April 30, 2012 and are now comprised of equal monthly payments of interest and principal through April 1, 2015. Based upon current borrowings, a final payment of $1.7 million will be due on April 1, 2015.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of September 30, 2012 are comprised of U.S treasury securities, federal agency securities and U.S. government guaranteed corporate debt securities with a minimum rating of AAA or AA+ and a remaining average maturity of the entire portfolio of 49 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. The occurrence of any of the following adverse developments described in the following risk factors could harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three and nine months ended September 30, 2012 of $14.4 million and $43.6 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $47.9 million, $10.1 million and $24.8 million for 2011, 2010 and 2009, respectively, and as of September 30, 2012, we had an accumulated deficit of approximately $202.7 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect to incur increased expenses as we continue Phase 3 clinical trials of tavaborole, advance our other product candidates and expand our research and development programs. We also expect an increase in our expenses associated with preparing for commercialization of our product candidates and adding infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase more than currently anticipated if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and the payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. We are no longer eligible to receive revenues from our collaboration with GSK from the development of AN3365 (formerly known as GSK ‘052), and future milestones and revenues under our agreement with GSK may not be achieved as the other molecules under the collaboration are at a much earlier stage of development such that GSK may not exercise its option to license additional product candidates that may be identified pursuant to our agreement, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with Lilly and Medicis are uncertain because milestones under our agreements with them may not be achieved. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

•                  the need to obtain and maintain regulatory approval for tavaborole, AN2728, AN8194 or any of our other product candidates;

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

If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly our Phase 3 clinical trials of tavaborole and current and planned Phase 2 and Phase 3 trials of AN2728. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million and $24.0 million in February and October 2012, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million and $22.7 million, respectively, after deducting the underwriting discount and other offering costs. We currently have no commitments or arrangements for any additional financing to fund our research and development programs other than through research funding under our collaboration with Lilly; reimbursements from our various collaborations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements until we file our New Drug Application, or NDA, for tavaborole in onychomycosis and, if necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to complete this filing. While we believe that we currently have sufficient resources to fund our operations until the filing of such NDA, we may need to raise additional capital if the costs of the trial exceed our current estimates, the top-line data does not become available within the currently anticipated timeframe or such data is not supportive of an NDA filing. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations and complete our two Phase 3 trials of tavaborole in onychomycosis, could vary materially.

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

Our forecast regarding available capital resources and time available is based on our existing resources, both near and long-term, and will depend on many factors, including, but not limited to:

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728, AN8194 or any of our other product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially tavaborole. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates.

In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the current Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. We may conduct lengthy and expensive Phase 3 clinical trials of tavaborole only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval for tavaborole. Similarly, our clinical development program for AN2728 and Lilly’s development program for AN8194 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If tavaborole, AN2728, AN8194 or any of our other product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of tavaborole, AN2728 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, GSK discontinued clinical development of AN3365 in early October 2012 and, as we currently work with GSK to transition AN3365 back to us, we have not yet determined if we will proceed with any further development of this molecule.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, AN5568, also referred to as SCYX-7158 for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our current Phase 3 clinical trials of tavaborole and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of tavaborole and AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We, GSK, Lilly, Medicis or our potential future partners may be unable to submit any NDA in the United States or any marketing approval application or other foreign applications for any of our products. If we or our partners submit any NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and review by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

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

The commercial success of tavaborole, AN2728, AN8194 or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. Product candidates in late-stage development include a novel topical triazole, which was the subject of an NDA filing in July 2012 and was developed by Dow Pharmaceutical Sciences, a wholly-owned subsidiary of Valeant Pharmaceuticals International, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least three lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, in July 2012, Topica Pharmaceuticals began enrolling a 300-patient Phase 2b/3 safety and efficacy study with topical luliconazole.

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

Current treatments for onychomycosis are often not reimbursed by third-party payors. We do not know the extent to which tavaborole will be reimbursed if it is approved. Reimbursement decisions by third-party payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728, will also be subject to uncertain reimbursement decisions by third-party payors. Our products are less likely to be used if they do not receive adequate reimbursement.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and Medicis. These research collaborations may fail to successfully identify product candidates, or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

We currently have three significant ongoing collaboration agreements: an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis for the discovery, development, and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.

During the research terms of the collaborations, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

If our collaboration partner elects to license or develop a compound, like Lilly has with AN8194, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates, and in some cases would owe our previous partner royalties to continue to develop and commercialize any such product candidates. For example, in October 2012, GSK discontinued clinical development of AN3365. All rights to AN3365 will revert to us and, if we elect to further develop this compound, we would be solely responsible for all development and commercialization efforts and would owe GSK royalties if we succeeded in commercializing this product candidate.

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, including Lilly in the case of AN8194, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations, including Lilly in the case of AN8194. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We could also become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We will need to manufacture additional active ingredient at a third-party manufacturing site in order to complete our NDA submission for tavaborole. If tavaborole is approved, the inability to manufacture sufficient supplies of the drug product could adversely affect product commercialization. We also outsource active ingredient process development work and product manufacturing to third parties for AN2728 and our other product candidates. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

As of September 30, 2012, we are the owner of record of 13 issued U.S. patents and 12 non-U.S. patents with claims to boron-containing compounds or methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (4 provisional and 20 non-provisional), 2 international (PCT) patent applications and 139 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 3 non-U.S. patent applications are solely owned by a collaborator.

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

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, and, in the case of U.S. funded research, we could ultimately lose the rights we do have under certain circumstances. Moreover, our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.

Some of our intellectual property rights related to compounds that are not in clinical development as of September 30, 2012 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of September 30, 2012 were developed through collaborations. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of September 30, 2012, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of September 30, 2012, none of our other clinical product candidates are being considered for use in the DNDi collaboration. In addition, we jointly own with a collaborator 1 non-U.S. patent, 1 provisional U.S. patent application, 1 non-provisional U.S. patent application and 29 non-U.S. patent applications and have a license under 3 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 3 provisional U.S. patent applications with claims to boron-containing compounds, including AN8194.

Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of September 30, 2012 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through our collaboration with MMV. As of September 30, 2012, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of September 30, 2012, none of our clinical product candidates are being considered for use in the MMV collaboration.

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

As of September 30, 2012 our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 68% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*

As a result of our October 2012 public offering of common stock, sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Sales of shares of our common stock beneficially held by our directors and executive officers are currently restricted as a result of lock-up agreements but will be able to be resold beginning upon expiration of the lock-up agreements, which will occur in December 2012. Moreover, holders of shares of our common stock who are party to an investors’ rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As a public company we are subject to additional expenses and administrative burden.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. For example, we have adopted additional internal controls, disclosure controls and procedures and retained a transfer agent and we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) UNREGISTERED SALES OF EQUITY SECURITIES

On September 26, 2012, in connection with the loan and security agreement with Oxford Finance Corporation and Horizon Technology Finance Corporation, or the Lenders, and the third tranche drawdown of $12.0 million, we issued warrants to the Lenders to purchase 84,226 shares of our common stock at an exercise price of $6.53 per share (with an aggregate exercise price equal to $550,000).  Additional information regarding the issuance of these warrants was previously provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012.

(b) USE OF PROCEEDS

There has been no material change in our planned use of the proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010 (SEC File No. 333-169322), except that we have used some of the proceeds for the development of AN2728 in atopic dermatitis ahead of psoriasis as a result of the positive outcome of our Phase 2 trial in mild-to-moderate atopic dermatitis, which we completed in 2011. As of September 30, 2012, we had used the entire net proceeds for our clinical trials for AN2690 and AN2728, for repayment of scheduled debt obligations, to fund our other research and development programs, and for working capital, capital expenditures and general corporate purposes.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(5)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(5)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(6)	Form of Senior Debt Indenture.
4.12(6)	Form of Subordinated Debt Indenture.
4.13(6)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(6)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(6)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(5)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(5)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18(5)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
4.19	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.
4.20	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(8)

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows, and (v) unaudited Notes to Condensed Financial Statements.

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