Form 10-K
period 2012-12-31
Anacor Pharmaceuticals Inc
filed 2013-03-18
CIK 1411158

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $121.1 million computed by reference to the last sales price of $6.49 as reported by the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant's common stock on March 11, 2013 was 36,056,895 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on or about May 29, 2013, to be filed within 120 days of the registrant's fiscal year ended December 31, 2012.

Anacor Pharmaceuticals, Inc.
Form 10-K
Index

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the progress, timing and results of clinical trials, the safety and efficacy of our product candidates, actions to be taken by our partners, GlaxoSmithKline LLC, Eli Lilly and Company, and Medicis Pharmaceutical Corporation, our ability to enter into and maintain additional collaborations, our ability to scale and support commercial activities, the goals of our research and development activities, estimates of the potential markets for our product candidates, availability of drug product, our expected future revenues, operations and expenditures and projected cash needs and estimates and outlook regarding our on-going legal proceedings. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We have demonstrated that our organization, utilizing our boron chemistry platform, is highly productive and efficient at creating novel clinical product candidates. We have discovered, synthesized and developed eight molecules that are currently in development, and we believe that our organization and boron chemistry platform have the potential to continue to yield clinical candidates at a similar pace and efficiency in the future. While drug development is often uncertain and occasionally uneven, our current portfolio of product candidates and our ability to efficiently fill our own pipeline provide us with a unique opportunity to create a valuable and sustainable biopharmaceutical company.

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

        The productivity of our internal discovery capability has enabled us to generate a pipeline of both topical and systemic boron-based compounds. We have discovered eight product candidates that have reached development. Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC, or GSK. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. We have also discovered three other compounds that we have out-licensed for further development—two are licensed to Eli Lilly and Company, or Lilly, for the treatment of animal health indications, and the third compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative, or DNDi, for human African trypanosomiasis (HAT, or sleeping sickness). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

        We have entered into and are seeking partnerships to expand the therapeutic application and commercial value of our boron chemistry platform. In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In July 2010, GSK exercised its option to license AN3365 and developed it until October 2012 when GSK discontinued its development and returned all rights to the compound back to Anacor. We are actively conducting research to discover additional systemic anti-infectives with GSK. In September 2011, we amended and expanded our research and development collaboration with GSK to provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using Anacor's boron chemistry platform. In August 2010, we entered into a collaboration with Lilly, under which we are collaborating to discover products for a variety of animal health applications. We have achieved two animal health development candidates under this collaboration—the first in August 2011, and the second in December 2012. In addition, we are applying our boron chemistry platform to the development of treatments for various neglected diseases in collaboration with leading not-for-profit organizations, including DNDi, Medicines for Malaria Ventures, or MMV, and the Sandler Center for Basic Research in Parasitic Diseases. In March 2012, DNDi commenced the first human clinical trial for AN5568, the first oral drug candidate for sleeping sickness.

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

        We believe tavaborole can potentially offer significant improvements over the standards of care for onychomycosis by combining the safety of a topical drug with significant efficacy. Due to its unique boron chemistry, tavaborole has demonstrated enhanced nail penetration properties, a novel mechanism of action with potent antifungal activity and, due in part to its topical administration, no observed systemic side effects in human dosing. Tavaborole inhibits an essential fungal enzyme, leucyl-transfer RNA synthetase, or LeuRS, required for protein synthesis. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the fungal infection. In the first quarter of 2013, we reported positive results from two Phase 3 studies conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. In both Phase 3 studies, tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints.

        In the first study (known as Study 301), 6.5% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 0.5% of patients treated with vehicle (p=0.001) at week 52. "Complete cure" is a composite endpoint that requires both a mycological cure and a completely clear nail and is consistent with the FDA endpoint requirement for Lamisil. Among the secondary endpoints at week 52, 26.1% of patients treated with tavaborole achieved a "completely clear" or "almost clear" (≤10% clinical involvement) nail vs. 9.3% in the vehicle-treated arm (p<0.001); 31.1% of patients treated with tavaborole achieved mycologic cure vs. 7.2% in the vehicle-treated arm (p<0.001)); and 15.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 1.5% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 87.0% of patients treated with tavaborole had a negative fungal culture vs. 47.9% in the vehicle-treated arm (p<0.001) at week 52, and 24.6% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative culture vs. 5.7% in the vehicle-treated arm (p<0.001) at week 52.

        In the second study (known as Study 302), 9.1% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 1.5% of patients treated with vehicle (p<0.001) at week 52. Among the secondary endpoints at week 52, 27.5% of patients treated with tavaborole achieved a "completely clear" or "almost clear" nail vs. 14.6% in the vehicle-treated arm (p<0.001); 35.9% of patients treated with tavaborole achieved mycologic cure vs. 12.2% in the vehicle-treated arm (p<0.001)); and 17.9% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 3.9% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 85.4% of patients treated with tavaborole had a negative fungal culture vs. 51.2% in the vehicle-treated arm (p<0.001) at week 52, and 25.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative culture vs. 9.3% in the vehicle-treated arm (p<0.001) at week 52.

        In both studies, tavaborole was safe and well-tolerated across study subjects, and there were no serious adverse events related to study drug. We plan to file an NDA in mid-2013.

        AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis. Atopic dermatitis is a chronic rash characterized by inflammation and itching. In 2007, Datamonitor reported that atopic dermatitis affected approximately 40 million people across the seven major pharmaceutical markets. The condition most commonly appears in childhood, with up to 20% of children in the United States affected, and it can persist into adulthood. Skin affected by atopic dermatitis can often be broken and chafed from scratching, which allows bacterial or viral access that can lead to secondary infections. Current atopic dermatitis treatments attempt to reduce inflammation and itching to maintain the protective integrity of the skin. Antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, either as monotherapy or in combination, are the current standard of care for atopic dermatitis. However, these can be limited in utility due to insufficient efficacy or unwanted side effects. Psoriasis is a chronic inflammatory skin disease that affects approximately 7.5 million people in the United States and over 100 million people worldwide. Approximately 80% of psoriasis patients have mild-to-moderate disease, which is mainly treated with topical corticosteroids and vitamin D analogs. However, topical corticosteroids and vitamin D analogs are limited in their use by patients due to their long-term safety and/or their tolerability profile. In spite of these limitations, according to IMS Health, approximately 3.9 million prescriptions were filled for these topical therapies to treat psoriasis in the United States in 2009.

        We believe that AN2728 has the potential to be an effective treatment for atopic dermatitis and psoriasis with an attractive safety profile in a topical application, and thus provide an alternative to treatment with topical corticosteroids and topical immunomodulators for atopic dermatitis and topical corticosteroids and vitamin D analogs for psoriasis. Due to its boron-based structure, AN2728 binds with the active site of the enzyme phosphodiesterase-4 (PDE-4) in a novel manner, inhibits its activity and reduces the production of a range of pro-inflammatory cytokines that are thought to be associated with atopic dermatitis and psoriasis.

        In December 2012, we reported the results of a Phase 2 safety, pharmacokinetics (PK) and efficacy trial of AN2728, in adolescents (ages 12 - 17) with mild-to-moderate atopic dermatitis, the first study in which we have evaluated the effect of treating all of a patient's atopic dermatitis and measured the improvement using the ISGA scale, the same scale used by the FDA to evaluate the most recently approved topical treatments for atopic dermatitis. 35% of patients achieved an ISGA score of 'clear' or 'almost clear' with a minimum 2-grade improvement, and AN2728 demonstrated a promising safety profile in a younger patient population, which is essential given that this disease primarily affects children.

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

        AN3365 is our lead antibiotic for the treatment of infections caused by Gram-negative bacteria. Preclinical studies suggest that AN3365 could be a novel approach for the treatment of infections caused by a broad range of Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp.

        Due to its unique boron-based chemical structure, AN3365 specifically targets the bacterial enzyme LeuRS which is required for protein synthesis. The inhibition of protein synthesis leads to termination of cell growth and cell death. In preclinical safety, pharmacology and toxicology studies, AN3365 showed robust activity against multi-resistant Gram-negative bacteria with no cross resistance to existing classes of antibiotics. In a Phase 1 proof-of-concept trial, AN3365 demonstrated a promising safety profile and linear dose-proportional pharmacokinetic properties, reaching blood levels that were many times higher than the anticipated efficacious dose. In June 2011, GSK initiated two Phase 2b trials for cUTI and cIAI. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are currently considering our options for further development, if any, of this compound.

        In August 2010, we entered into a research agreement with Eli Lilly and Company, or Lilly, under which we are collaborating to discover products for a variety of animal health applications, and Lilly is responsible for worldwide development and commercialization of compounds advancing from these efforts. In August 2011, Lilly selected the first development candidate in animal health under this collaboration, and in December 2012, Lilly selected the second development candidate in animal health under this collaboration. We received a $1.0 million milestone payment for each candidate selection. In addition, we will be eligible to receive payments upon the achievement of development and regulatory milestones, as well as tiered royalties, escalating from high single digits to in-the-tens, on sales depending in part upon the mix of products sold. Such royalties continue through the later of expiration of our patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis.

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

Boron Chemistry Platform

        All of our current research and development programs, including our eight development-stage product candidates, are based on compounds that have been internally discovered using our boron chemistry platform. Boron is a naturally occurring element that is ingested frequently through consumption of fruits, vegetables, milk and coffee. Boron has two attributes that we believe confer compounds with drug-like properties. First, boron-based compounds have a unique geometry that allows them to have two distinct shapes, giving boron-based drugs the ability to interact with biological targets in novel ways and to address targets not amenable to intervention by traditional carbon-based compounds. Second, boron's enhanced reactivity as compared to carbon allows us to design molecules that can hit targets that are difficult to inhibit with carbon chemistry.

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

        Additionally, we have discovered new methods of synthesis of boron compounds, allowing for the creation of new compound families with broad chemical diversity and retention of drug-like properties. These new compound families expand the universe of biological targets that can be addressed by small-molecule, boron-based compounds. We have been in operation since 2002 and began generating clinical candidates in our second year of operations. Since that time, we have discovered and synthesized thousands of boron-containing molecules and, of these, eight have reached development stage. The rate of discovery of molecules and promotion to clinical development has occurred at a relatively constant rate.

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

Our Strategy

        Our objective is to discover, develop and commercialize proprietary boron-based drug compounds with superior efficacy, safety and convenience for the treatment of a variety of diseases. The key elements of our strategy to achieve this objective are to:

  •
  Drive rapid, efficient discovery of novel boron-based compounds.  We believe the unique characteristics of boron and the expertise we have developed allow us to design novel product candidates that target a broad range of diseases and drive a rapid and efficient drug development process. During our first ten years of operations, we discovered and advanced eight compounds that are currently in development and, in addition, have other active research and development programs ongoing.

  •
  Focus development activities in our core therapeutic areas.  We intend to focus our development activities in our core therapeutic areas of fungal, inflammatory and bacterial diseases. To fully leverage our boron chemistry platform, we have established and will continue to pursue development partnerships in these therapeutic areas.

  •
  Commercialize our products ourselves or through partnerships in specialty markets in the United States. We intend to build a sales force and/or form one or more partnerships to focus on domestic specialty markets, such as dermatology and podiatry. We have entered into and will continue to seek commercialization partners for products in non-specialty and international markets.

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

Our Product Candidates

Our Topical Antifungal Programs

  Tavaborole for Onychomycosis

        Our most advanced product candidate is tavaborole, a topical treatment for onychomycosis, which is a fungal infection of the nail and nail bed. We have reported positive results with a high degree of statistical significance from two Phase 3 studies. We intend to file an NDA in mid-2013.

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

  Our Solution: Tavaborole

        By addressing the limitations of current therapies, we believe tavaborole has a potential safety and efficacy profile that can make it a best-in-class therapy for the treatment of onychomycosis. We have completed two Phase 3 clinical trials in which tavaborole demonstrated statistically significant efficacy relative to vehicle. In both studies, tavaborole was safe and well-tolerated across study subjects. There were no serious adverse events related to study drug and the most common treatment-related adverse events were application site reactions. We believe that the clinical data that we have generated to date demonstrate potential advantages of tavaborole relative to Lamisil and Penlac.

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

  Tavaborole Phase 3 Clinical Development Program

        In the first quarter of 2013, we announced the results from both Phase 3 clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. Each Phase 3 program consisted of two double-blind, vehicle-controlled trials of approximately 600 patients each. Vehicle refers to the topical solution without the active ingredient. In each study, two-thirds of the patients were randomized to receive tavaborole at the 5.0% concentration, or dose, compared to one-third who received vehicle once daily for 48 weeks. The primary efficacy endpoint was a composite endpoint measuring complete cure of the great toenail at week 52, which was consistent with the FDA endpoint requirement for Lamisil. Complete cure required both a mycologic cure and a completely clear nail. Mycologic cure was the absence of fungus as determined by a negative potassium hydroxide ("KOH") examination and a negative fungal culture. Achieving a clear nail required a complete elimination of the diseased portion of the nail by replacement with a new healthy growing nail and nail bed. Given the slow rate of nail growth, which is approximately one to two millimeters per month, the industry standard for conducting Phase 3 clinical trials of onychomycosis is to evaluate the nails over a 12-month period, in order to allow sufficient time for patients to grow a new nail.

        In the first Phase 3 study (known as Study 301), 6.5% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 0.5% of patients treated with vehicle (p=0.001) at week 52. Among the secondary endpoints at week 52, 26.1% of patients treated with tavaborole achieved a "completely clear" or "almost clear" (≤10% clinical involvement) nail vs. 9.3% in the vehicle-treated arm (p<0.001); 31.1% of patients treated with tavaborole achieved mycologic cure vs. 7.2% in the vehicle-treated arm (p<0.001)); and 15.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 1.5% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 87.0% of patients treated with tavaborole had a negative fungal culture vs. 47.9% in the vehicle-treated arm (p<0.001) at week 52, and 24.6% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative culture vs. 5.7% in the vehicle-treated arm (p<0.001) at week 52.

        In the second Phase 3 study (known as Study 302), 9.1% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 1.5% of patients treated with vehicle (p<0.001) at week 52. Among the secondary endpoints at week 52, 27.5% of patients treated with tavaborole achieved a "completely clear" or "almost clear" nail vs. 14.6% in the vehicle-treated arm (p<0.001); 35.9% of patients treated with tavaborole achieved mycologic cure vs. 12.2% in the vehicle-treated arm (p<0.001)); and 17.9% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 3.9% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 85.4% of patients treated with tavaborole had a negative fungal culture vs. 51.2% in the vehicle-treated arm (p<0.001) at week 52, and 25.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative culture vs. 9.3% in the vehicle-treated arm (p<0.001) at week 52. In both studies, tavaborole was safe and well-tolerated across study subjects. There were no serious adverse events related to study drug and the most common treatment-related adverse events were application site reactions.

        The Phase 3 trials were conducted under an SPA with the FDA and were conducted at clinical sites in the United States, Canada and Mexico. Guidance meetings have also been completed with the European Medicines Agency and regulatory authorities in Japan. Based upon these discussions, we anticipate that our Phase 3 development program will help support approval in these regions, although an additional comparator trial will likely be required in these regions.

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

Our Topical Anti-Inflammatory Programs

  AN2728 for Atopic Dermatitis and Psoriasis

        AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis, chronic inflammatory skin diseases that affect millions of people worldwide. To date, AN2728 has demonstrated initial tolerability and activity against atopic dermatitis in two Phase 2 studies and against psoriatic lesions in three Phase 1b, one Phase 2a, one Phase 2 and two Phase 2b clinical trials. In October 2011, we held an End-of-Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and in November 2011, we filed a SPA, and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        Given the safety profile exhibited by AN2728, the positive outcome from the Phase 2 atopic dermatitis trials and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing AN2728 development activities on atopic dermatitis and will defer the start of Phase 3 trials in psoriasis.

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

  AN2728 Clinical Development Program

        AN2728 has demonstrated tolerability and activity against atopic dermatitis in two Phase 2 studies, and against psoriatic lesions in three Phase 1b, one Phase 2a, one Phase 2 and two Phase 2b clinical trials. In October 2011 we held an End-of-Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and, in November 2011, we filed a SPA and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis. Given the safety profile exhibited by AN2728 in 15 clinical studies, the positive outcome from the two Phase 2 atopic dermatitis trials and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing AN2728 development activities on atopic dermatitis and will defer the start of Phase 3 trials in psoriasis.

        The following chart summarizes our AN2728 clinical trials to date for atopic dermatitis and psoriasis:

AN2728 in Atopic Dermatitis	Type	Dosing	Patients	Trial Duration	Trial Objectives	Completed
Phase 2	Double-blind	AN2728 Ointment, 2.0% vs. vehicle or AN2898 Ointment, 1.0% vs. vehicle	46	28 days	Evaluate safety and efficacy of both product candidates in treating atopic dermatitis	December 2011
Phase 2	Open-label	AN2728 Ointment, 2.0%	23	28 days	Evaluate safety, PK, and efficacy when treating adolescents with atopic dermatitis	December 2012

AN2728 in Psoriasis	Type	Dosing	Patients	Trial Duration	Trial Objectives	Completed
Microplaque Phase 1b	Open-label	5.0% Betnesol-V, Protopic, Vehicles	12	12 days	Evaluate safety and efficacy compared to Betnesol-V, Protopic and vehicles	March 2007
Microplaque Phase 1b	Open-label	0.5%, 2.0%, 5.0%, Betnesol-V, Protopic, Vehicle	12	12 days	Evaluate safety and efficacy of multiple doses compared to Betnesol-V, Protopic and vehicle	December 2007
Microplaque Phase 1b	Open-label	0.3%, 1.0%, 2.0%, Betnesol-V, Vehicle	12	12 days	Evaluate safety and efficacy of multiple doses compared to Betnesol-V and vehicle	March 2008
Phase 2a	Double-blind	Vehicle; 5.0%	35	4 weeks	Evaluate safety and efficacy compared to vehicle	March 2008
Phase 2	Double-blind	Vehicle; 5.0%	30	12 weeks	Evaluate optimal duration of therapy	December 2008
Microplaque Phase 1b	Open-label	5.0% ointment, AN2898 5.0% ointment, Betnesol-V, Vehicle	12	12 days	Evaluate safety and efficacy compared to AN2898, Betnesol-V and vehicle	February 2009
Phase 2b dose-ranging	Double-blind	Vehicle; 0.5%, 2.0% once and twice daily	145	12 weeks	Evaluate optimal dose and duration of therapy	June 2010
Phase 2b	Double-blind	Vehicle; 2.0% twice daily	68	12 weeks	Evaluate optimal dose and duration of therapy	June 2011
Maximal Use Systemic Exposure (MUSE)	Open-label	2.0% twice daily	33	8 days	Evaluate pharmacokinetic profile under maximal use conditions	January 2012
Local Tolerability Study	Double-blind	2.0% or vehicle twice daily	32	21 days	Evaluate potential irritancy when applied to sensitive skin areas	January 2012

  Phase 2 Clinical Development Program in Atopic Dermatitis

        In December 2011, we announced the results of our first Phase 2 trial of AN2728 for the treatment of atopic dermatitis. The primary endpoint was successfully achieved after 28 days of twice-daily treatment. In the final analysis, 68% of AN2728-treated lesions showed greater improvement in the Atopic Dermatitis Severity Index (ADSI) versus 20% for vehicle (p = 0.02). There were no severe adverse events reported that were considered related to AN2728 and the most common treatment-related adverse events were application site reactions.

        In December 2012, we announced results from our second Phase 2 study of AN2728 for the treatment of atopic dermatitis. It was our first study in adolescents with atopic dermatitis, and the first study in which we have evaluated the effect of treating all of a patient's atopic dermatitis and measured the improvement using the Investigator Static Global Assessment (ISGA), the same scale used by the FDA to evaluate the most recently approved topical treatments for atopic dermatitis. The ISGA is a 5-point scale from 0 ("clear") to 4 ("severe"). 35% of patients achieved an ISGA score of 'clear' or 'almost clear' with a minimum 2-grade improvement. In addition, AN2728 demonstrated a promising safety profile when treating adolescents. The Phase 2 open-label study enrolled 23 adolescent patients, with mild-to-moderate atopic dermatitis involving 10-35% of treatable body surface area (BSA). Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 ("mild") or 3 ("moderate"). Patients were instructed to apply AN2728 ointment, 2% twice daily for 28 days. The primary endpoints were an assessment of safety and tolerability based on the frequency and severity of systemic and local adverse events (AEs) as well as the pharmacokinetic profile. Secondary endpoints included assessment of change in ISGA score as well as individual signs and symptoms of atopic dermatitis.

        We are currently conducting a Phase 2 dose-ranging study in 60-80 adolescents with atopic dermatitis at sites in the U.S. and Australia, in order to establish dosing parameters for planned Phase 3 studies. The Phase 2 study is a bilateral study in which patients apply AN2728 ointment, 2% to one lesion and AN2728 ointment, 0.5% to a similar lesion either once or twice daily. We expect results from this study in March 2013, and future development plans will be finalized following the results of this study.

  Phase 2 Clinical Development Program in Psoriasis

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

Our Gram-Negative Antibiotic Program

  AN3365 for Gram-Negative Infections

        AN3365 is our lead antibiotic product candidate for the treatment of infections caused by Gram-negative bacteria. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize AN3365 and assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for cUTI and cIAI. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound.

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

  Our Solution: AN3365

        AN3365 is a novel boron-based, small molecule product candidate that targets the bacterial enzyme leucyl tRNA synthetase. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the bacterial infection. Preclinical studies suggest that AN3365 could be a novel approach for the treatment of infections caused by Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp. AN3365 has demonstrated a favorable profile in preclinical safety and toxicology studies. Results from a Phase 1 proof-of-concept trial showed that AN3365 demonstrated a promising safety profile and linear dose-proportional pharmacokinetic properties, reaching blood levels that were multiple times higher than the anticipated efficacious dose.

  AN3365 Development Program

        In November 2009, we initiated a Phase 1 dose-escalating clinical study for AN3365, to evaluate the safety, tolerability and pharmacokinetics of AN3365 in healthy volunteers. The randomized, double-blind, placebo-controlled, dose-escalation study enrolled 72 subjects. Participants in this study received AN3365 in single or multiple doses for treatment durations of up to 14 days and included doses that achieve blood levels that are approximately four times the expected efficacious blood levels based on our preclinical studies. In June 2010, we reported Phase 1 results showing that AN3365 appeared to be safe and well-tolerated. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize AN3365. Upon exercise of the option, we received a fee of $15.0 million. In June 2011, GSK initiated two Phase 2b trials for cUTI and cIAI.

        In March 2012, GSK voluntarily discontinued its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial of AN3365 for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound.

Our Animal Health Program

  Animal Health

        In August 2010, we established a research and development agreement with Lilly to create and develop new therapeutics for animal health. In August, 2011, Lilly selected its first development candidate and, in December 2012, Lilly selected a second development candidate, each for undisclosed indications in animal health. We received a $1 million milestone payment for each candidate selection.

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

  Our Animal Health Development Candidates

        Our boron chemistry platform has demonstrated the potential to treat a number of diseases caused by bacteria, fungi and parasites, some of the leading causes of diseases in animals. As a result of some of our work in human neglected diseases, we identified the opportunity to address unmet medical needs in animals as well. Lilly funded the research that resulted in the discovery of the two selected development candidates and will be responsible for their future development and commercialization. Anacor is eligible to receive additional development and regulatory milestones as well as tiered royalties from the high single digits to in-the-tens on future sales.

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

  Limitations of Current Sleeping Sickness Treatments

        Currently available treatments are limited to drugs developed decades ago that are either highly toxic, difficult to administer in resource-limited settings or only effective in one stage of the disease. In addition, prior to being treated, the stage of the disease must be determined using a diagnostic spinal tap to extract cerebrospinal fluid from the patient. Two-thirds of all reported sleeping sickness cases are found in the Democratic Republic of the Congo (DRC), where healthcare is often inaccessible to large parts of the population due to violent conflict, great distances patients must travel to health facilities and extreme poverty.

  Our Solution: AN5568

        In pre-clinical studies, AN5568 demonstrated safety and the ability to cross the blood-brain barrier making it efficacious against stage 1 and stage 2 of the disease. In addition, its oral formulation, short duration of therapy and excellent pre-clinical safety profile suggest that it could change the way sleeping sickness is treated, reduce its incidence in humans, and contribute to elimination of the disease.

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

        In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize AN3365 for the treatment of infections caused by Gram-negative bacteria. Upon exercise of the option, we received a licensing fee of $15.0 million. GSK assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections and complicated intra-abdominal infections. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial of AN3365 for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound.

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

        To date, in addition to the $17.0 million upfront payments and $15.0 million option exercise fee, we have received $10.1 million for achievement of performance milestones, including milestones for lead declaration, candidate selection and first patient dosing in a Phase 1 clinical trial of AN3365. We have also received milestone payments for lead declarations in two other GSK programs.

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

Collaboration with Eli Lilly and Company

        In August 2010, we entered into a research agreement with Eli Lilly and Company, or Lilly, under which we will collaborate to discover products for a variety of animal health applications and Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The collaboration combines our boron-based technology platform and drug research capabilities with Lilly's expertise in the area of animal health. We received an upfront payment of $3.5 million and, through December 31, 2012, we have received $7.1 million in research funding with the potential to receive up to a total of $12.0 million in research funding, if neither party cancels our existing contract prior to the completion of the research term. In both 2012 and 2011, we received milestone payments of $1.0 million each from Lilly for the selection of development compounds in animal health under this collaboration. In addition, we will be eligible to receive payments upon the achievement of development and regulatory milestones, as well as tiered royalties, escalating from high single digits to in-the-tens, on sales depending in part upon the mix of products sold. Such royalties continue through the later of expiration of our patent rights or six years from the first commercial sale on a product-by-product and country-by-country basis.

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

Collaboration with Medicis

        In February 2011, we entered into a research and development option and license agreement with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne.

        Under the terms of the agreement, we received a $7.0 million upfront payment from Medicis and will be primarily responsible, during a defined research collaboration term, for discovering and conducting early development of product candidates which utilize our proprietary boron chemistry platform. Medicis will have an option to obtain an exclusive license for products covered by the agreement. We will be eligible for future research, development, regulatory and sales milestones of up to $153.0 million, as well as high single-digit to in-the-tens royalties on sales of products that Medicis licenses pursuant to its option. Following option exercise, Medicis will be responsible for further development and commercialization of the licensed products on a worldwide basis.

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

        On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis seeking damages related to payment for the achievement of certain preclinical milestones under the agreement. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. We intend to vigorously enforce our rights under the agreement and believe we have meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

Sales and Marketing

        Our strategy is to develop, or enter into a partnership to develop, a sales force targeting podiatrists, dermatologists and other specialty markets in the United States and to collaborate with other companies for sales into primary care markets. In addition, we plan to enter into agreements with third parties to commercialize our products outside of the United States.

        We expect that if tavaborole and AN2718 are approved, primary care physicians will write a significant portion of prescriptions for these compounds in the United States, and we expect half of overall sales will be within the United States. Accordingly, we plan to enter into a partnership to target primary care physicians in the United States. We also anticipate that, if tavaborole, AN2718, AN2728 and AN2898 are approved, dermatologists and podiatrists will write a significant number of tavaborole and AN2718 prescriptions, and dermatologists will write a majority of prescriptions for AN2728 and AN2898, which we expect to address with our own sales force in the United States. If AN2728 and AN2898 are approved, we intend to sell these products for atopic dermatitis and psoriasis to dermatologists in the United States, and license commercialization rights to these product candidates to third parties for sales outside of the United States.

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

        As of February 1, 2013, we were the owner of record of 14 issued U.S. patents (U.S. Pat. No. 7,390,806; U.S. Pat. No. 7,888,356; U.S. Pat. No. 7,652,000; U.S. Pat. No. 7,465,836; U.S. Pat. No. 7,968,752; U.S. Pat. No. 8,106,031; U.S. Pat. No. 7,582,621; U.S. Pat. No. 7,767,657; U.S. Pat. No. 8,115,026; U.S. Pat. No. 8,039,451; U.S. Pat. No. 8,168,614; U.S. Pat. No. 7,816,344; U.S. Pat. No. 8,039,450; and U.S. Pat. No. 8,343,944) and 15 non-U.S. patents (4 New Zealand patents, 3 South African patents, 2 Australian patents, 1 Japanese patent, 1 Israeli patent, 1 Russian patent, 1 Singaporean patent, 1 Moroccan patent and 1 Algerian patent). We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (2 provisional and 22 non-provisional), 4 international (PCT) patent applications and 135 non-U.S. patent applications in at least 39 jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Africa and South Korea. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator as of February 1, 2013.

        Our patent filings seek to protect innovations created by us and/or our collaborators, such as composition of matter (compound or pharmaceutical formulation), method of use and method of making. As of February 1, 2013, claims have issued in the United States (U.S. Pat. No. 7,582,621 and U.S. Pat. No. 7,767,657), Australia, Israel, Japan, New Zealand, South Africa and Russia that cover the use of tavaborole to treat onychomycosis and/or pharmaceutical formulations containing tavaborole. As of February 1, 2013, claims have issued in the United States (U.S. Pat. No. 8,115,026), which cover a method of making tavaborole. As of February 1, 2013, claims have issued in Australia, Israel, New Zealand, South Africa and Russia that cover the use of AN2718 to treat onychomycosis and/or pharmaceutical formulations containing AN2718. Due to the existence of an expired U.S. patent relating to a non-pharmaceutical use of the compounds, we are not pursuing a claim solely covering tavaborole or AN2718 as a compound. As of February 1, 2013, claims have issued in the United States (U.S. Pat. No. 8,039,451) and Australia that cover AN2728 as a compound as well as pharmaceutical formulations containing AN2728. As of February 1, 2013, claims have issued in the United States (U.S. Pat. No. 8,168,614) and New Zealand that cover the use of AN2728 to treat psoriasis and/or atopic dermatitis. As of February 1, 2013, claims have issued in Australia that cover AN2898 as a compound as well as pharmaceutical formulations containing AN2898. As of February 1, 2013, claims have issued in the United States (U.S. Pat. No. 8,168,614) and New Zealand that cover the use of AN2898 to treat psoriasis and/or atopic dermatitis. U.S. Pat. No. 7,816,344 claims AN3365 as a compound as well as part of a pharmaceutical formulation. U.S. Pat. No. 7,390,806, U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,968,752, U.S. Pat. No. 8,106,031, U.S. Pat. No. 8,039,450, and U.S. Pat. No. 8,343,944 claim compounds that do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,888,356, U.S. Pat. No. 8,039,450 and U.S. Pat. No. 8,343,944 claim pharmaceutical formulations that do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,652,000, U.S. Pat. No. 7,888,356, U.S. Pat. No. 7,968,752 and U.S. Pat. No. 8,343,944 claim methods of using compounds that do not relate to our current product candidates.

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

        We have transferred tavaborole drug product manufacturing to a third party that operates in compliance with cGMP regulations and will manufacture additional active ingredient in order to complete our NDA submission. We outsource global process development work and product manufacturing to third parties for AN2728 and our other product candidates.

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

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole (also known as IDP-108) a novel topical triazole that completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, Inc., or DPS, a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc., or Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and has a Prescription Drug User Fee Act, or PDUFA, date of May 24, 2013, the target date for an FDA decision on IDP-108. On October 24, 2012, we filed a demand for arbitration with JAMS regarding a breach of contract dispute between Valeant and us, arising out of a master services agreement entered into by Anacor and DPS in March 2004 related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The hearing for the preliminary injunction has been set for May 6 - 8, 2013. We currently expect the resolution of the arbitration to occur in the second half of 2013. We have carefully reviewed our position and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearings.

        Other late-stage development candidates include an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy's Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. At least four lasers have received FDA clearance for the treatment of onychomycosis—Nuvolase's PinPointe FootLaser, Cutera's GenesisPlus, CoolTouch's VARIA and Light Age's Q-Clear. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis.

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

  Gram-Negative Infections

        Any product approved for the treatment of infections caused by Gram-negative bacteria would compete with other marketed broad spectrum and Gram-negative antibiotics.

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

        The results of product development, preclinical studies and clinical trials, along with the aforementioned manufacturing information, are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a ten-month timeframe, although a review can take a significantly longer amount of time. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. It is likely that our product candidates will be granted Standard Reviews. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Legal Proceedings

        On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc., or Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc., or DPS, seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The hearing for the preliminary injunction has been set for May 6 - 8, 2013. We currently expect the resolution of the arbitration to occur in the second half of 2013. We have carefully reviewed our position and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearings.

        On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis Pharmaceutical Corporation, or Medicis, seeking damages related to payment for the achievement of certain preclinical milestones under the research and development option and license agreement with Medicis dated February 9, 2011. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. We intend to vigorously enforce our rights under the agreement and believe we have meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

Employees

        As of December 31, 2012, we had 85 employees, 30 of whom held Ph.D. or M.D. degrees and 73 of whom were engaged in research and development activities. We plan to continue to expand our product development programs. To support this growth and to support public company requirements, we will need to expand our managerial, development, finance and other functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

        We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of approximately $56.1 million, $47.9 million and $10.1 million for 2012, 2011 and 2010, respectively, and as of December 31, 2012, we had an accumulated deficit of approximately $215.2 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that research and development expenses will remain comparable in the future as we progress our product candidates through clinical development, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenues. We will no longer receive revenues from our collaboration with GSK from the development of AN3365 (formerly known as GSK '052), and future milestones and revenues under our agreement with GSK may not be achieved as the other molecules under the collaboration are at a much earlier stage of development such that GSK may not exercise its option to license additional product candidates that may be identified pursuant to our agreement, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with Lilly and Medicis are uncertain because milestones under our agreements with them may not be achieved. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

        Based on our cash, cash equivalents and short-term investments balances as of December 31, 2012, the net proceeds of approximately $1.3 million from the sale of 401,500 shares of the Company's common stock in January and February 2013 and our projected spending in 2013, our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2012 a statement with respect to our ability to continue as a going concern. However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all.

        We believe that our existing cash, cash equivalents and short-term investments totaling approximately $45.5 million as of December 31, 2012 and the net proceeds of approximately $1.3 million from the sale of 401,500 shares of the Company's common stock in January and February 2013 will be sufficient to meet our anticipated operating requirements until we file our NDA for tavaborole in onychomycosis, which we expect to occur in mid-2013. If necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to complete this filing. While we believe that we currently have sufficient resources to fund our operations until the filing of such NDA, we will need to obtain additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements through 2013 and beyond.

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

  •
  the need to obtain and maintain regulatory approval for tavaborole, AN2728, or any of our other product candidates;

  •
  delays in the timing of filing of an NDA as well as commencement, enrollment and the timing of clinical testing;

  •
  the success of our clinical trials through all phases of clinical development, including our recently-completed Phase 3 clinical trials of tavaborole and current and planned trials of AN2728;

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

  •
  costs related to and outcomes of current and potential litigation;

  •
  our ability to adequately support future growth;

  •
  our ability to attract and retain key personnel to manage our business effectively;

  •
  our ability to maintain our accounting systems and controls;

  •
  potential product liability claims;

  •
  potential liabilities associated with hazardous materials; and

  •
  our ability to maintain adequate insurance policies.

        Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million and $24.0 million in February and October 2012, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million and $22.6 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 "at the market" stock offering, through March 14, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. We have no other commitments or arrangements for any additional financing to fund our research and development programs other than through research funding under our collaboration with Lilly; reimbursements from our various collaborations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements until we file our NDA for tavaborole in onychomycosis, which we expect to occur in mid-2013, and, if necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to complete this filing. While we believe that we currently have sufficient resources to fund our operations until the filing of such NDA, we will need to raise additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements through 2013 and beyond. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

        Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our research or development programs or our commercialization efforts and may not be able to make scheduled debt payments on a timely basis or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

        Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, the timing of our NDA filing and our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the recently-completed Phase 3 clinical trials for tavaborole and additional clinical trials for AN2728;

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

        Our current loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, which we entered into in March 2011 and amended in December 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lenders' lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728 or any of our other wholly-owned or partnered product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

        We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially tavaborole. Our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of our product candidates.

        In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the current Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. We intend to file an NDA in mid-2013. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, Lilly's development program for our two partnered animal health product candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

        We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The regulatory development and review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If tavaborole, AN2728 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

        Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of AN2728 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

        In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, GSK discontinued clinical development of AN3365 in early October 2012 and, as all rights to AN3365 have reverted to us, we have not yet determined if we will proceed with any further development of this molecule.

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

        Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, AN5568, also referred to as SCYX-7158 for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of ongoing Phase 2 and planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have limited experience in conducting Phase 3 clinical trials and have never submitted an NDA before, and we may be unable to do so for tavaborole, AN2728 and other product candidates we are developing.

        We have recently completed our first Phase 3 clinical trials of tavaborole and are planning to conduct additional clinical trials of AN2728 subject to positive data from our dose ranging studies of AN2728 in atopic dermatitis. The conduct of successful Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. We have limited experience in preparing, submitting and prosecuting regulatory filings and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to an NDA submission, acceptance and approval of tavaborole, AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing AN2728 and other product candidates we are developing.

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

  •
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

        The commercial success of tavaborole, AN2728, or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

  •
  limitations or warnings contained in the FDA-approved labeling for our products;

  •
  changes in the standard of care for the targeted indications for any of our product candidates;

  •
  limitations in the approved indications for our product candidates;

  •
  lower demonstrated clinical safety or efficacy compared to other products;

  •
  occurrence of significant adverse side effects;

  •
  ineffective sales, marketing and distribution support;

  •
  lack of availability of reimbursement from managed care plans and other third-party payors;

  •
  timing of market introduction and perceived effectiveness of competitive products, including information provided in competitor products' package inserts;

  •
  lack of cost-effectiveness;

  •
  availability of alternative therapies with potentially advantageous results, or other products with similar results at similar or lower cost, including generics and over-the-counter products;

  •
  adverse publicity about our product candidates or favorable publicity about competitive products;

  •
  lack of convenience and ease of administration of our products; and

  •
  potential product liability claims.

        If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant Pharmaceuticals International, Inc., or Valeant, filed its NDA for IDP-108 in July 2012, and stated that IDP-108 has a Prescription Drug User Fee Act, or PDUFA date of May 24, 2013, the target date for FDA action on the IDP-108 NDA. If approved, IDP-108 may be the first to market with data that may be competitive with our data from tavaborole's Phase 3 studies. If IDP-108 reaches the market prior to tavaborole, the competitive position of tavaborole may be harmed significantly and the diminished value of tavaborole in such event could have a significant adverse effect on our commercial opportunity with tavaborole. Additionally, our product candidates intended for use against neglected diseases, such as AN5568, are not expected to generate significant revenues, if any.

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

        The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Most of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, tavaborole faces potential competition from Valeant's IDP-108, which is not only ahead of tavaborole in the regulatory approval process, but also would be marketed by a pharmaceutical company with significantly greater resources and commercial experience than we currently possess.

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

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our dermatological product candidates.

        If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds as well as lasers, which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole will also compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 would also compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole (also known as IDP-108), a novel topical triazole that completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, Inc., or DPS, a wholly-owned subsidiary of Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and has a PDUFA date of May 24, 2013. On October 24, 2012, we filed a demand for arbitration with JAMS regarding a breach of contract dispute between Valeant and us, arising out of a master services agreement entered into by Anacor and DPS in March 2004 related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The hearing for the preliminary injunction has been set for May 6 - 8, 2013. We currently expect the resolution of the arbitration to occur in the second half of 2013. We have carefully reviewed our position and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearings.

        Other late-stage development candidates include an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy's Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least four lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, in July 2012, Topica Pharmaceuticals began enrolling a 300-patient Phase 2b/3 safety and efficacy study with topical luliconazole.

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

        Virtually all countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government's health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

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

        We currently have three significant ongoing collaboration agreements: an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis, or the Medicis Agreement, for the discovery, development, and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.

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

        If our collaboration partner elects to license or develop a compound, like Lilly has with our two compounds, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates and, in some cases, would owe our previous partner royalties if we succeeded in commercializing any such product candidates. For example, in October 2012, GSK discontinued clinical development of AN3365. All rights to AN3365 have reverted to us and, if we elect to further develop this compound, we would be solely responsible for all development and commercialization efforts and would owe GSK royalties if we succeeded in commercializing this product candidate.

        If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We could also become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected. For example, on November 28, 2012, we filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement and seeking damages related to payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the Medicis Agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. We intend to vigorously enforce our rights under the Medicis Agreement and believe we have meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

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

        We outsource substantial portions of our operations to third-party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical trials and various preclinical studies. Our agreements with third-party service providers and clinical research organizations are on a study-by-study basis and are typically short-term. In all cases, we may terminate the agreements with notice and are responsible for the supplier's previously incurred costs.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our product candidates and our supply chain, and if we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

        We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. We will need to manufacture additional active ingredient at a third-party manufacturing site in order to complete our NDA submission for tavaborole. If tavaborole is approved, the inability to manufacture sufficient supplies of the drug product could adversely affect product commercialization. We also outsource to third parties the active ingredient process development work and product manufacturing for AN2728 and our other product candidates. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may encounter technical difficulties or delays in the transfer of tavaborole manufacturing on a commercial scale to a third-party manufacturer. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

        Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of our products.

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

        As of February 1, 2013, we are the owner of record of 14 issued U.S. patents and 15 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (2 provisional and 22 non-provisional), 4 international (PCT) patent applications and 135 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

        There have been numerous changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, or USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a "first to invent" to a "first inventor to file" system, limiting where a patent holder may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed.

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

        If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

        Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party's patents and would order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party's patents. In the future, we may agree to indemnify our commercial partners against certain intellectual property infringement claims brought by third parties.

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

        Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our current legal proceedings with Valeant regarding IDP-108, we have spent considerable resources, including management time, in the proceedings and we expect that, as we move closer to arbitration hearings, the costs will increase. Notwithstanding our commitment to move forward, Valeant has significantly more resources than we do and in any event there can be no assurance that our efforts in this proceeding will be successful.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, and, in the case of U.S. funded research, we could ultimately lose the rights we do have under certain circumstances.

        Some of our intellectual property rights related to compounds that are not in clinical development as of February 1, 2013 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

        Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of February 1, 2013 were developed through collaborations. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of February 1, 2013, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of February 1, 2013, none of our other clinical product candidates are being considered for use in the DNDi collaboration. Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of February 1, 2013 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through our collaboration with MMV. As of February 1, 2013, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of February 1, 2013, none of our clinical product candidates are being considered for use in the MMV collaboration.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.

        We jointly own 1 provisional U.S. patent application and 1 non-provisional U.S. patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 2 non-provisional U.S. patent applications, 2 international (PCT) patent applications, and 14 non-U.S. patent applications with claims to boron-containing compounds.

Risks Related to Employee Matters and Managing Growth

We may need to expand certain of our operations and increase the size of our company, and we may experience difficulties in managing growth.

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

        We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd—Frank Wall Street Reform and Consumer Protection Act of 2010, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The growth of our operations and our initial public offering created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to create the level of segregation of duties customary for a U.S. public company.

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

        We were required to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, in connection with the Annual Report on Form 10-K for the year ending December 31, 2012. We have expended significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient, and if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

        As of February 15, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 70% of our common stock based on reports filed with the SEC. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

If we raise additional capital by issuing securities in the future, it will cause dilution to existing stockholders and may cause our share price to decline.

        We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $25.0 million, from time to time. The number of shares ultimately offered for sale by Wedbush is dependent upon the number of shares that we elect to sell through Wedbush under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock through Wedbush under the agreement may cause the trading price of our common stock to decline.

        To the extent that we raise additional capital by issuing equity securities under the agreement with Wedbush or otherwise, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of our common stock in the "at the market" offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

        We may issue shares of our common stock with aggregate sales proceeds of up to $25.0 million from time to time in connection with the "at the market" offering. Through March 14, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and currently have approximately $23.6 million potentially remaining available for sale under our "at the market" offering and the issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

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

  •
  actual or anticipated fluctuations in our competitors' operating results or changes in their product sales growth rates;

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

        Our share price may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

A significant portion of our total outstanding shares of common stock is subject to demand registration rights, which could require us to register such shares for public sale at the holders' option.

        Holders of shares of our common stock who are party to an investors' rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As a public company, we are subject to additional expenses and administrative burden.

        As a public company, we incur significant legal, accounting and other expenses and our administrative staff is required to perform additional tasks, such as adopting additional internal controls, disclosure controls and procedures, retaining a transfer agent and bearing all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

ITEM 3.    LEGAL PROCEEDINGS

        On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The hearing for the preliminary injunction has been set for May 6 - 8, 2013. We currently expect the resolution of the arbitration to occur in the second half of 2013. We have carefully reviewed our position and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearings.

        On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis Pharmaceutical Corporation (Medicis) seeking damages related to payment for the achievement of certain preclinical milestones under the research and development option and license agreement with Medicis dated February 9, 2011. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. We intend to vigorously enforce our rights under the agreement and believe we have meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock began trading on the NASDAQ Global Market under the symbol "ANAC" on November 24, 2010. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low closing prices of our common stock for the period indicated as reported on the NASDAQ Global Market.

	High	Low
2012
4th Quarter	$6.81	$4.60
3rd Quarter	6.83	5.63
2nd Quarter	6.49	4.60
1st Quarter	7.42	5.31
2011
4th Quarter	$7.08	$4.57
3rd Quarter	6.86	3.71
2nd Quarter	6.97	5.73
1st Quarter	9.05	6.25

        The closing price for our common stock as reported by The NASDAQ Global Market on March 11, 2013 was $3.66 per share.

        As of March 11, 2013, there were 36,056,895 shares of our common stock issued and outstanding with approximately 36 stockholders of record. A significantly larger number of stockholders may be in "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The number of record holders does not include shares held in "street name" through brokers.

STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from November 24, 2010 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2012. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.09 on November 24, 2010 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on November 24, 2010 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Price Performance Graph

$100 investment in stock or index	Ticker	November 24, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Anacor	ANAC	$100.00	$105.50	$135.95	$126.92	$111.98	$121.81	$115.72	$127.50	$129.27	$102.16
NASDAQ Composite Index	IXIC	$100.00	$104.32	$109.36	$109.06	$94.98	$102.44	$121.57	$115.41	$122.54	$118.73
NASDAQ Biotechnology Index	NBI	$100.00	$104.51	$112.12	$119.40	$104.45	$116.85	$138.00	$145.60	$160.09	$154.13

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

USE OF PROCEEDS

        There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 24, 2010), except that we have used some of the proceeds for the development of AN2728 in atopic dermatitis ahead of psoriasis as a result of the positive outcome of our Phase 2 trial in mild-to-moderate atopic dermatitis, which we completed in 2011. In 2012, we had used the entire net proceeds for our clinical trials for tavaborole and AN2728, for repayment of scheduled debt obligations, to fund our other research and development programs and for working capital, capital expenditures and general corporate purposes.

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

        The statements of operations data for 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 were derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The statements of operations data for 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Contract revenue	$10,740	$20,306	$26,357	$18,643	$25,076
Government contract and grant revenue	—	—	1,467	—	—

Total revenues	10,740	20,306	27,824	18,643	25,076
Operating expenses:
Research and development(1)	52,318	56,097	29,866	34,083	36,189
General and administrative(1)	11,614	10,552	7,452	7,054	10,171

Total operating expenses	63,932	66,649	37,318	41,137	46,360

Loss from operations	(53,192)	(46,343)	(9,494)	(22,494)	(21,284)
Interest income	72	148	25	154	500
Interest expense	(2,914)	(1,396)	(2,005)	(2,434)	(2,298)
Loss on early extinguishment of debt	—	(313)	—	—	—
Other income (expense)	(53)	(40)	1,416	(80)	1,413

Loss before income tax benefit	(56,087)	(47,944)	(10,058)	(24,854)	(21,669)
Income tax benefit	—	—	—	15	44

Net loss	$(56,087)	$(47,944)	$(10,058)	$(24,839)	$(21,625)

Net loss per common share—basic and diluted	$(1.76)	$(1.71)	$(2.71)	$(17.55)	$(15.39)

Weighted-average number of common shares used in calculating net loss per common share—basic and diluted(2)	31,901,966	28,109,302	3,705,505	1,415,083	1,405,140

(1)
Includes the following noncash, stock-based compensation expense:

Research and development	$1,973	$2,594	$1,631	$1,557	$1,263
General and administrative	1,629	1,810	1,155	893	728
(2)
Please see Note 2 to our audited financial statements for an explanation of the method used to calculate basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts. There is a lack of comparability in the per share amounts between the periods presented above. During the fourth quarter of 2010, we issued 12,000,000 shares of common stock sold in our initial public offering (IPO), 2,000,000 shares of common stock sold in a concurrent private placement and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of our IPO. Also during that quarter, all convertible preferred stock shares outstanding were converted into 11,120,725 shares of common stock at the closing of our IPO.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,516	$50,682	$78,591	$14,503	$47,305
Working capital	23,902	32,020	66,687	3,633	29,836
Total assets	51,071	55,789	83,964	17,945	54,515
Notes payable	25,667	17,313	7,741	10,724	14,289
Convertible preferred stock	—	—	—	87,473	87,473
Accumulated deficit	(215,211)	(159,124)	(111,180)	(101,122)	(76,283)
Total stockholders' equity (deficit)	4,811	13,899	56,393	(95,284)	(72,911)

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

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. The productivity of our internal discovery capability has enabled us to generate a pipeline of both topical and systemic boron-based compounds. We have discovered, synthesized and developed eight molecules that are currently in development.

        Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have three wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC, or GSK. In October 2012, GSK advised us that it had discontinued further development of AN3365; accordingly, all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. We have also discovered three other compounds that we have out-licensed for further development—two are licensed to Eli Lilly and Company, or Lilly, for the treatment of animal health indications and the third compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative, or DNDi, for human African trypanosomiasis (HAT, or sleeping sickness). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

        Our most advanced product candidate is tavaborole. We initiated our Phase 3 clinical trials for tavaborole in the fourth quarter of 2010 and completed enrollment for these trials in the fourth quarter of 2011. In the first quarter of 2013, we reported positive results from both Phase 3 trials conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. Tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints. In the first trial, 6.5% of patients treated with tavaborole met the primary endpoint of "complete cure," compared with 0.5% of patients treated with vehicle (p=0.001) at week 52. In the second trial, 9.1% of patients treated with tavaborole met the primary endpoint of "complete cure," compared with 1.5% of patients treated with vehicle (p<0.001) at week 52. "Complete cure" is a composite endpoint that requires both a mycological cure and a completely clear nail. In addition, we completed a cardiac safety study and a repeat insult patch test, or RIPT, study in November 2012. We are currently in the process of preparing to file a New Drug Application, or NDA, in mid-2013.

        For AN2728, we completed a Phase 2 dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2 clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics, or PK, and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in August 2012. We completed the Phase 2 safety, PK and efficacy trial in December 2012 and expect results from our Phase 2 dose-ranging study in March 2013. Our future development plans for AN2728 will be determined following the results of our Phase 2 dose-ranging study.

        In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add a new research program using our boron chemistry platform for tuberculosis, or TB, and GSK is currently funding our TB research activities. The amendment also gives GSK options to initiate an additional collaborative research program directed towards LeuRS and to acquire rights to certain specified compounds from Anacor's malaria program, which is currently being conducted through a collaboration with Medicines for Malaria Venture, or MMV. None of the compounds currently being evaluated as potential lead candidates under this program are subject to GSK's option.

        In August 2010, we entered into a research, license and commercialization agreement with Lilly, under which we are collaborating to discover products for a variety of animal health applications. Pursuant to this agreement, Lilly selected the first development compound for an animal health indication in August 2011, and in December 2012, they selected a second development compound for another animal health indication. Lilly will be responsible for all further development and commercialization of these compounds.

        In February 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne. On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis seeking damages in the form of payment for the achievement of certain preclinical milestones under the collaboration. On December 11, 2012, Medicis filed a complaint for breach of the collaboration and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. We intend to vigorously enforce our rights under the collaboration and believe that we have meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

        We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA and, if a drug is ultimately approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Sandler Center for Drug Discovery at the University of California at San Francisco to discover new drug therapies for the treatment of river blindness, the Global Alliance for Livestock Veterinary Medicines, or GALVMed, for the treatment of animal African trypanosomiasis and the University of California at San Francisco to develop compounds for the treatment of malaria under a National Institutes of Health grant. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

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

        In October 2012, we issued and sold 4,000,000 shares of our common stock pursuant to an underwriting agreement, or the Cowen Underwriting Agreement, with Cowen & Company, LLC, or Cowen. The price to the public in this offering was $6.00 per share for gross proceeds of $24.0 million, and Cowen purchased the shares from us pursuant to the Cowen Underwriting Agreement at a price of $5.76 per share. The net proceeds to us from this offering were approximately $22.6 million, after deducting the underwriting discount and other offering costs.

        We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of December 31, 2012, we have an accumulated deficit of $215.2 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly and/or Medicis agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. While management believes that we currently have sufficient resources to fund our operations until the filing of our NDA, additional capital will be needed to complete the development and potential commercialization of tavaborole, fund the other research and development activities and meet our operating requirements through 2013 and beyond. To fund our future operations, including research, development and commercialization of our product candidates, we will need to seek additional capital through research and development collaborations; a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or our other product candidates; equity offerings or debt financings; or a combination of these sources.

Financial Operations Overview

Revenues

        Our recent revenues are comprised primarily of collaboration agreement-related revenues and government grants, while historically we also had government contract revenues. Collaboration agreement-related revenues have included license fees, development reimbursements and development milestone fees. In addition, we received an amendment fee in 2011 in connection with the modification of our research and development collaboration with GSK, or the Amendment Fee, and a termination and release payment in 2010 with respect to our previous agreement with Schering. Government grant revenues have consisted of grant funding received from government entities and government contract revenues have included cost and cost plus fixed fee reimbursements for allowable costs.

        We have generated approximately $141.0 million in revenue from inception through December 31, 2012. Through 2004, we had recognized cumulative revenues of $16.1 million through our contract with the U.S. Department of Defense for the development of antibiotics against infective anthrax. In September 2005, we were awarded a $1.0 million National Institutes of Health, or NIH, grant for the identification of targets for certain antifungal compounds, which included work on the mechanism of action of tavaborole. In March 2007, we received from Schering a $40.0 million upfront fee that was recognized ratably over the estimated period during which we performed development-related activities to transition tavaborole to Schering. The estimated period was based on the research transition plan jointly developed by Schering and us. In addition to the upfront fee, we were paid for our development-related activities, which included certain preclinical and clinical activities. Inception-to-date, we have recognized revenue of $49.5 million under the Schering agreement, which was comprised of the full recognition of the $40.0 million upfront fee and $9.5 million for our development-related transition activities. In November 2009, Schering merged with Merck & Co., Inc., or Merck, and in May 2010, upon termination of the 2007 agreement, we regained the exclusive worldwide rights to tavaborole and received a $5.8 million payment from Merck, which was recognized as revenue during 2010.

        In October 2007, we received a $12.0 million upfront fee under our agreement with GSK, which was being recognized ratably over the six-year research term. In September 2011, the remaining $4.2 million of deferred revenue was recognized upon the amendment of the contract, as was the $5.0 million Amendment Fee we received that month. Through December 31, 2012, we recognized $44.7 million under this agreement, which was comprised of $12.0 million related to the upfront fee, $25.1 million for achievement of performance milestones, $5.0 million for the Amendment Fee, $1.6 million related to reimbursement for the TB program and $1.0 million in reimbursement for patent costs, procurement of drug material and performance of certain clinical studies for AN3365. In October 2012, GSK discontinued further development of AN3365; accordingly, all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. In the future, revenue under our agreement with GSK may include fees for our GSK product candidates achieving specified development, regulatory and sales goals and product royalties.

        In September 2010, we received a non-creditable, non-refundable upfront fee of $3.5 million under our agreement with Lilly, which we are recognizing ratably over the four-year research term on a straight-line basis. Under this agreement, we have received $7.1 million in research funding through December 31, 2012 with the potential to receive up to a total of $12.0 million in research funding, if neither party cancels the agreement prior to the completion of the research term. Through December 31, 2012, we have recognized $11.6 million under this agreement, which was comprised of $2.1 million related to the upfront fee, $7.5 million in research funding and $2.0 million in milestone fees for the selection of development compounds.

        In October 2010, we were awarded $1.5 million from the United States Department of the Treasury under the Qualifying Therapeutic Discovery Project Program to support research for six projects with the potential to produce new therapies. The full amount was recognized as government grant revenue in 2010.

        In February 2011, we received a non-creditable, non-refundable upfront fee of $7.0 million under our agreement with Medicis, which we are recognizing ratably over the six-year research term on a straight-line basis. Through December 31, 2012, we have recognized $2.2 million of the upfront fee.

        From inception through December 31, 2012, we have recognized $8.6 million of revenue for research relating to animal health indications and for research performed under our agreements with not-for-profit organizations for neglected diseases.

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

        Our expenses associated with preclinical studies and clinical trials are based upon the terms of the service contracts, the amount of the services provided and the status of the related activities. We expect that research and development expenses will remain comparable in the future as we progress our product candidates through clinical development, conduct our research and development activities under our agreements with GSK, Lilly, Medicis and various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research.

        The table below sets forth our research and development expenses for 2012, 2011 and 2010, and for the period from January 1, 2004 through December 31, 2012, for four of our clinical-stage product candidates, other work conducted under the GSK agreement, work on our Lilly and Medicis collaborations and work on neglected diseases and other programs, including programs that are currently inactive. Prior to January 1, 2004, we did not separately track expenses for tavaborole or any other product candidates due to the early stage of their development. A portion of our research and development costs, including indirect costs relating to our product candidates, are not tracked on a program-by-program basis and are allocated based on the personnel resources assigned to each program.

	Year Ended December 31,			Total from January 1, 2004 to December 31,
	2012	2011	2010	2012
	(in thousands)
Tavaborole, including NIH grant expenses	$25,912	$22,111	$4,824	$80,196
AN2728	12,415	14,715	6,839	47,922
AN2898	171	3,559	670	8,589
AN3365 (previously GSK '052)	543	149	2,156	14,040
GSK programs	1,427	744	5,237	38,894
Lilly programs	3,591	3,048	1,200	7,839
Medicis program	1,969	4,798	—	6,767
Neglected diseases	4,418	5,138	2,502	13,874
Other programs	1,872	1,835	6,438	56,266

Total research and development expenses	$52,318	$56,097	$29,866	$274,387

        We expect our research and development expenses for tavaborole to decrease in the near future due to the completion of our tavaborole clinical activities and the filing of our NDA in mid-2013. We expect costs associated with AN2728 to increase as we expand the clinical and preclinical activities for this program. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. We also expect costs associated with our early stage research activities on our Lilly collaborations to increase in future periods. We expect our spending associated with the Medicis program to be limited until our current dispute with them is resolved. In addition, spending for our early-stage research programs, including our GSK TB program and other potential GSK programs, will be dependent upon our success in developing and advancing new product candidates for these programs.

        We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We or our collaboration partners may never succeed in achieving marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation and whether our current or future collaborators are committed to, and make progress in, programs licensed to them. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. Consequently, we are unable to provide a meaningful estimate of the period in which material cash inflows will be received. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.

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

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, consulting costs associated with financial services, professional fees for legal services, including patent-related services, and auditing and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities, hire additional staff and incur additional costs associated with operating as a public company.

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

        For arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

        Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us. Typically, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

        Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our statements of operations and the revenues recognized from such activities approximate the related costs.

        For certain contingent payments under research or development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner's performance, or bonus payments, are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

        We account for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of our common stock during that period.

        We recorded noncash stock-based compensation for employee and nonemployee stock option grants and Employee Stock Purchase Program, or ESPP, stock purchase rights of $3.6 million, $4.4 million and $2.8 million during 2012, 2011 and 2010, respectively. As of December 31, 2012, there were outstanding options to purchase 3,912,182 shares of our common stock and we had $5.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $39,000 related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.2 years and 0.4 years, respectively. There were 96,584 common shares purchased under the ESPP for the year ended December 31, 2012. We expect to continue to grant stock options and ESPP stock purchase rights in the future and, if any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	Increase/ (decrease)
	(in thousands)
Contract revenue	$10,740	$20,306	$(9,566)
Research and development expenses(1)	52,318	56,097	(3,779)
General and administrative expenses(1)	11,614	10,552	1,062
Interest income	72	148	(76)
Interest expense	2,914	1,396	1,518
Loss on early extinguishment of debt	—	313	(313)
Other income (expense)	(53)	(40)	13

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$1,973	$2,594	$(621)
General and administrative expenses	1,629	1,810	(181)

        Contract revenue.    For the year ended December 31, 2012, we recognized revenues of $3.4 million for research funding, $1.0 million for a development milestone earned and $0.9 million of the $3.5 million upfront fee received under the Lilly agreement, $1.2 million of the $7.0 million upfront fee received under the Medicis agreement and $1.3 million primarily for research funding under our collaboration agreement with GSK. We also recognized $2.9 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. During the year ended December 31, 2011, we recognized $5.5 million of the original upfront fee received from GSK, including $3.5 million as a result of the material modification of our GSK agreement in September 2011, and an additional $5.0 million for the related Amendment Fee. We also recognized $0.3 million for GSK research funding and reimbursement of patent costs by GSK. In addition, for the year ended December 31, 2011, under the Lilly agreement, we recognized $3.1 million for research funding, $1.0 million for a development milestone and $0.9 million of the $3.5 million upfront fee. We also recognized $1.0 million of the upfront fee received under the Medicis agreement and $3.5 million for research work performed under our other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

        Research and development expenses.    Research and development expenses decreased by $3.8 million for the year ended December 31, 2012 as compared with the same period in the prior year primarily due to decreases in our AN2898 and AN2728 program costs of $3.4 million and $2.3 million, respectively, partially offset by an increase in our tavaborole program of $3.8 million. Due to our revised near-term focus on developing AN2728 instead of AN2898 for atopic dermatitis, our activities for AN2898 were minimal in 2012 as compared to 2011, when we were conducting and completing our Phase 2 trial in atopic dermatitis, manufacturing clinical supplies and conducting preclinical studies for this compound. Our manufacturing activities and our internal clinical efforts were more extensive for AN2728 in 2011 than they were in 2012. In 2011, we were building up our AN2728 drug product supplies to be used in our 2011 and 2012 long-term toxicology studies and clinical trials, while in 2012 our drug manufacturing activities were more limited. For our tavaborole program, our regulatory and pre-commercialization activities, which included preparations for our expected NDA filing in mid-2013, manufacturing of registration batches and start-up activities with a newly selected contract manufacturing organization, were more extensive in 2012 than they were during the same period in 2011 and these increased activities were only partially offset by a decline in our 2012 clinical trial activities for tavaborole versus the prior year as our Phase 3 trials were nearing completion by the end of 2012.

        For the year ended December 31, 2012 compared to the same period in 2011, our research and development spending also decreased by $2.8 million and $0.7 million for our collaborations with Medicis and our other research activities, including our neglected diseases programs, respectively. These decreases were offset by an increase of $1.1 million and $0.5 million in spending under our collaboration with GSK and Lilly, respectively.

        General and administrative expenses.    The increase in general and administrative expenses of $1.1 million in 2012 compared to 2011 was primarily due to increases of $0.5 million in legal fees relating to intellectual property and corporate activities, $0.5 million in our expenses for marketing consulting and other pre-commercialization activities for tavaborole and $0.2 million in salaries and related expenses due to the hiring of additional personnel. These increases were partially offset by decreases in our stock compensation expense of $0.2 million in 2012 as compared to 2011.

        Interest income.    The decrease in interest income for the year ended 2012 compared to 2011 was due to a reduction in average investment balances and lower yields.

        Interest expense and loss on early extinguishment of debt.    Interest expense increased in 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate. Upon the early extinguishment of our Lighthouse Capital Partners V, L.P., or Lighthouse, debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

        Other expense.    The increase in other expense in the year ended December 31, 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010	Increase/ (decrease)
	(in thousands)
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

        Contract revenue.    During 2011, we recognized the remaining $5.5 million of the upfront fee received from GSK in 2007, of which $3.5 million was recognized as a result of the material modification of our GSK arrangement in September 2011, or the Master Amendment, an additional $5.0 million amendment fee related to the additional rights provided to GSK under the Master Amendment and $0.3 million for funding of our TB research activities and patent costs. We also recognized $3.1 million for research funding, $1.0 million for a development milestone earned and $0.9 million of the upfront fee received under the Lilly agreement. Additionally, we recognized $1.0 million of the upfront fee received under the Medicis agreement and $3.5 million for work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

        During 2010, we recognized $15.0 million for a development milestone earned under the collaboration with GSK, $0.9 million of revenue for reimbursement of patent and clinical costs related to AN3365 and $2.0 million of the upfront fee received from GSK in 2007. We also recognized revenue in 2010 for the $5.8 million payment that we received from Merck upon the termination of the Schering license agreement. In addition, we recognized $1.1 million for research funding and $0.3 million of the upfront fee under the Lilly agreement and $1.3 million of revenue for work we performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases.

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

        The increases in expenses for our tavaborole, AN2728 and AN2898 programs and for the Lilly and Medicis collaborations were partially offset by decreases of $2.0 million and $4.5 million in spending for AN3365 and our other GSK programs, respectively. In 2010, we were conducting the Phase 1 clinical trial for AN3365 at our own expense, whereas during 2011 GSK was solely responsible for expenditures related to AN3365 following their licensing of the compound in July 2010. In 2011, our activities on the other GSK programs were reduced compared to 2010 due to the cessation of further development of compounds under these programs.

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

Income Taxes

        At December 31, 2012, we had net operating loss carryforwards for federal income tax purposes of $190.5 million and federal research and development tax credit carryforwards of $6.2 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We have determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010. However, the computed annual limitation is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future. We recorded a valuation allowance to offset in full the benefit related to the deferred tax assets because realization of this benefit was uncertain.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, common stock offerings, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly, Medicis and organizations that fund neglected diseases research, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At December 31, 2012, we had available cash and cash equivalents and short-term investments of $45.5 million.

        The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year ended December 31,
	2012	2011
Net cash used in operating activities	$(54,937)	$(35,696)
Net cash (used) provided by investing activities	(584)	19,428
Net cash provided by financing activities	50,687	9,694

Net decrease in cash and cash equivalents	$(4,834)	$(6,574)

        Net cash used in operating activities was $(54.9) million and $(35.7) million during 2012 and 2011, respectively. The net cash used in operating activities for 2012 primarily reflected our net loss adjusted for noncash items, as well as the net changes in our operating assets and liabilities, including those related to the ongoing amortization of the upfront fees received in prior years from Lilly and Medicis and the increase in current prepaid expenses for our clinical trials and preclinical studies. The net cash used in operating activities in 2011 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities, including those resulting from the amortization of the remaining balance of the upfront fee received from GSK due to the September 2011 Master Amendment and the increase in accrued liabilities due to our external development and clinical trial activities. Net cash from operations was also positively impacted by the receipts of the $7.0 million upfront payment from Medicis, the $5.0 million amendment fee from GSK pursuant to the Master Amendment and $2.3 million of research and development funding from MMV, one of our neglected diseases collaborators.

        Net cash (used) provided by investing activities was $(0.6) million and $19.4 million for 2012 and 2011, respectively. For 2012, our purchases of short-term investments and property and equipment exceeded the cash generated by maturities of our short-term investments, while in 2011, the cash generated by short-term investment maturities was only partially offset by our purchases of new investments and property and equipment.

        Net cash provided by financing activities was $50.7 million for 2012 compared with $9.7 million for 2011. The cash provided by financing activities for 2012 was primarily due to net proceeds of $22.6 million and $19.9 million from the sale of our common stock in October 2012 and February 2012, respectively, and the $12.0 million in notes payable proceeds from the September 2012 drawdown of the third tranche under our loan facility with Oxford Finance LLC and Horizon Technology Finance Corporation, or Oxford and Horizon, which were partially offset by $4.3 million in scheduled principal payments related to our loan. The cash provided by financing activities in 2011 was primarily from the $18.0 million borrowing under our loan facility with Oxford and Horizon, partially offset by $8.1 million in regularly scheduled principal payments and the early extinguishment of our remaining obligations under our Lighthouse loan facility.

        We believe that our existing cash, cash equivalents and short-term investments totaling approximately $45.5 million as of December 31, 2012 and the net proceeds of approximately $1.3 million from the sale of 401,500 shares of the Company's common stock in January and February 2013 will be sufficient to meet our anticipated operating requirements until we file our NDA for tavaborole in onychomycosis, which we expect to occur in mid-2013. If necessary, we would make appropriate adjustments to our spending plan in order to ensure sufficient capital resources to complete this filing. While we believe that we currently have sufficient resources to fund our operations until the filing of such NDA, we will need to obtain additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements through 2013 and beyond. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

        Our future capital requirements are difficult to forecast and will depend on many factors, including:

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including our ongoing and/or planned Phase 2 and Phase 3 clinical trials for AN2728;

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

        We expect to finance our future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, or a combination of the above. If adequate funds are not available on acceptable terms when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs, including our AN2728 trials, or our commercialization efforts for tavaborole, out-license intellectual property rights to tavaborole and/or our other product candidates, sell unsecured assets, or a combination of the above, and/or cease our operations, which may have a material adverse effect on the Company's business, results of operations, financial condition and/or its ability to make its scheduled debt payments on a timely basis or at all.

        Based on our cash, cash equivalents and short-term investments balances as of December 31, 2012, the net proceeds of approximately $1.3 million from the sale of 401,500 shares of the Company's common stock in January and February 2013 and our projected spending in 2013, our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2012 a statement with respect to our ability to continue as a going concern. However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

Contractual Obligations

        Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Operating leases	$8,711	$1,773	$3,150	$3,358	$430
Notes payable	30,422	12,331	18,091	—	—

Total contractual obligations	$39,133	$14,104	$21,241	$3,358	$430

  Operating Leases

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease commenced in April 2008 and will terminate in March 2018. We also lease a second building in Palo Alto, California, consisting of 15,300 square feet of office and laboratory space. In October 2011, we amended this lease to extend the term to December 31, 2013. In addition, we have two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The lease is cancelable with four months' notice.

  Notes Payable

        In March 2011, we entered into a loan and security agreement with Oxford and Horizon to provide up to $30.0 million, available in three tranches. The first $10.0 million tranche was drawn on March 18, 2011, at which time we repaid $6.6 million of the remaining obligations under our previous loan facility with Lighthouse. The second and third tranches of $10.0 million each became available for drawdown upon our achieving full enrollment of the Phase 3 trials for tavaborole in December 2011. We borrowed $8.0 million of the second tranche on December 28, 2011 and the revised third tranche of $12.0 million on September 26, 2012. Payments on the loan were interest only until April 30, 2012 and are now comprised of equal monthly payments of interest and principal through April 1, 2015. Based upon current borrowings, a final payment of $1.7 million will be due on April 1, 2015.

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

Recently Adopted Accounting Pronouncements

        On January 1, 2012, we adopted new guidance on the presentation of comprehensive income (loss). Specifically, the new guidance allows an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current accounting guidance. We elected to adopt the two separate but consecutive statements presentation and the adoption of this guidance did not have a material impact on our financial statements.

        An accounting standard amendment, which modified the fair value measurement guidance and expanded the disclosure requirements related to such measurements, became effective for us on January 1, 2012. The most significant change in the amendment was to the disclosures required for Level 3 measurements based on unobservable inputs. The adoption of this amendment did not have a material impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of December 31, 2012 are comprised of U.S treasury securities and federal agency securities with a minimum rating of AAA or A1 with a remaining average maturity of the entire portfolio of 88 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Anacor Pharmaceuticals, Inc. (the Company) as of December 31, 2011 and 2012 and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anacor Pharmaceuticals, Inc. at December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013

Anacor Pharmaceuticals, Inc.

Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$10,335	$15,169
Short-term investments	35,181	35,513
Contract receivable	1,203	1,136
Prepaid expenses and other current assets	2,574	1,227

Total current assets	49,293	53,045
Property and equipment, net	1,516	1,743
Restricted investments	197	197
Other assets	65	804

Total assets	$51,071	$55,789

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,019	$3,018
Accrued liabilities	9,590	10,562
Notes payable	9,826	3,607
Deferred revenue	2,886	3,838
Deferred rent	70	—

Total current liabilities	25,391	21,025
Notes payable, less current portion	15,841	13,706
Deferred revenue, less current portion	4,192	6,234
Deferred rent, less current portion	836	925
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 10,000,000 shares as of December 31, 2012 and 2011; issued and outstanding: no shares as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares as of December 31, 2012 and 2011; issued and outstanding: 35,590,645 shares and 28,194,144 shares as of December 31, 2012 and 2011, respectively	36	28
Additional paid-in capital	219,983	172,995
Accumulated other comprehensive loss	3	—
Accumulated deficit	(215,211)	(159,124)

Total stockholders' equity	4,811	13,899

Total liabilities and stockholders' equity	$51,071	$55,789

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31
	2012	2011	2010
Revenues:
Contract revenue	$10,740	$20,306	$26,357
Government grant revenue	—	—	1,467

Total revenues	10,740	20,306	27,824
Operating expenses:
Research and development	52,318	56,097	29,866
General and administrative	11,614	10,552	7,452

Total operating expenses	63,932	66,649	37,318

Loss from operations	(53,192)	(46,343)	(9,494)
Interest income	72	148	25
Interest expense	(2,914)	(1,396)	(2,005)
Loss on early extinguishment of debt	—	(313)	—
Other income (expense)	(53)	(40)	1,416

Net loss	$(56,087)	$(47,944)	$(10,058)

Net loss per common share—basic and diluted	$(1.76)	$(1.71)	$(2.71)

Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	31,901,966	28,109,302	3,705,505

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(In Thousands)

	Year Ended December 31
	2012	2011	2010
Net loss	$(56,087)	$(47,944)	$(10,058)
Change in unrealized gain (loss) on investments	3	14	(16)

Comprehensive loss	$(56,084)	$(47,930)	$(10,074)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In Thousands, Except Share Data)

	Convertible Preferred Stock		Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
							Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	10,909,478	$87,473	—	$—	1,443,696	$1	$5,835	$2	$(101,122)	$(95,284)
Conversion of preferred stock to common stock	(10,909,478)	(87,473)	—	—	11,120,725	11	87,462	—	—	87,473
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	12,000,000	12	54,583	—	—	54,595
Issuance of common stock in a private placement offering concurrent with the closing of the initial public offering, net of issuance costs	—	—	—	—	2,000,000	2	9,982	—	—	9,984
Issuance of common stock upon exercise of overallotment by underwriters, net of issuance costs	—	—	—	—	1,382,651	1	6,428	—	—	6,429
Issuance of common stock upon exercise of stock options	—	—	—	—	49,806	1	55	—	—	56
Reclassification of preferred stock warrants liability to additional paid-in capital in conjunction with the conversion of the convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	428	—	—	428
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	—	—	496	—	—	496
Employee stock-based compensation expense	—	—	—	—	—	—	2,290	—	—	2,290
Net loss	—	—	—	—	—	—	—	—	(10,058)	(10,058)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	—	—	(16)	—	(16)

Balance as of December 31, 2010	—	—	—	—	27,996,878	28	167,559	(14)	(111,180)	56,393
Issuance of common stock upon exercise of stock options	—	—	—	—	152,369	—	100	—	—	100
Issuance of common stock under employee stock purchase plan	—	—	—	—	44,897	—	193	—	—	193
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	—	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	—	—	4,154	—	—	4,154
Issuance of warrants to purchase common stock	—	—	—	—	—	—	739	—	—	739
Net loss	—	—	—	—	—	—	—	—	(47,944)	(47,944)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	—	—	14	—	14

Balance as of December 31, 2011	—	—	—	—	28,194,144	28	172,995	—	(159,124)	13,899
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	—	—	7,250,000	7	42,509	—	—	42,516
Issuance of common stock upon exercise of stock options	—	—	—	—	49,917	—	50	—	—	50
Issuance of common stock under employee stock purchase plan	—	—	—	—	96,584	1	432	—	—	433
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	—	—	291	—	—	291
Employee stock-based compensation expense	—	—	—	—	—	—	3,311	—	—	3,311
Issuance of warrants to purchase common stock	—	—	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	—	—	(56,087)	(56,087)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	—	—	3	—	3

Balance as of December 31, 2012	—	$—	—	$—	35,590,645	$36	$219,983	$3	$(215,211)	$4,811

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2012	2011	2010
Operating activities
Net loss	$(56,087)	$(47,944)	$(10,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	652	725
Amortization of debt discount and debt issuance costs	552	342	701
Stock-based compensation	3,602	4,404	2,786
Change in fair value of preferred stock warrants liability	—	—	(1,415)
Amortization of premium on short-term investments	479	1,370	100
Accrual of final payment on notes payable	534	231	480
Noncash loss on early extinguishment of debt	—	263	—
Changes in assets and liabilities:
Contract receivable	(67)	(52)	(1,011)
Government grant receivable	—	108	(108)
Prepaid and other current assets	(1,347)	335	(895)
Other assets	714	(152)	(558)
Accounts payable	1	880	392
Accrued liabilities	(972)	3,474	3,460
Deferred revenue	(2,994)	370	2,152
Deferred rent	(19)	23	67

Net cash used in operating activities	(54,937)	(35,696)	(3,182)
Investing activities
Purchases of short-term investments	(65,074)	(58,763)	(56,936)
Maturities of short-term investments	64,930	78,742	5,890
Acquisition of property and equipment	(440)	(551)	(107)

Net cash provided by (used in) investing activities	(584)	19,428	(51,153)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	42,516	—	—
Proceeds from initial public offering, net of issuance costs	—	—	61,024
Proceeds from the issuance of common stock from private placement concurrent with initial public offering, net of issuance costs	—	—	9,984
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	482	293	56
Proceeds from issuance of notes payable	12,000	18,000	—
Principal payments on notes payable	(4,285)	(6,689)	(3,120)
Final payment on notes payable	—	(1,455)	—
Payment of financing fee, debt issuance costs and loan restructuring fee	(26)	(455)	(450)

Net cash provided by financing activities	50,687	9,694	67,494

Net (decrease) increase in cash and cash equivalents	(4,834)	(6,574)	13,159
Cash and cash equivalents at beginning of year	15,169	21,743	8,584

Cash and cash equivalents at end of year	$10,335	$15,169	$21,743

Supplemental schedule of noncash financing activities
Conversion of preferred stock to common stock and additional paid-in capital	$—	$—	$87,473

Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$—	$428

Fair value of warrants to purchase convertible preferred stock issued in connection with notes payable	$—	$—	$570

Fair value of warrants to purchase common stock issued in connection with notes payable	$395	$739	$—

Supplemental disclosure of cash flow information
Interest paid, including payment of loan restructuring fee	$1,755	$2,601	$1,273

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements

1. The Company

Nature of Operation

        Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed eight molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, an antifungal for the treatment of onychomycosis; and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to its two lead programs, the Company has three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and all rights to this compound reverted to the Company. The Company is considering its options for further development, if any, of AN3365. The Company has discovered three other compounds that it has out-licensed for further development—two are licensed to Eli Lilly and Company (Lilly) for the treatment of animal health indications, and the third compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the treatment of human African trypanosomiasis (HAT, or sleeping sickness). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Need to Raise Additional Capital

        Since inception, the Company has generated an accumulated deficit as of December 31, 2012 of approximately $215.2 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. The Company believes that its existing capital resources will be sufficient to meet its anticipated operating requirements until it files its New Drug Application (NDA) for tavaborole in onychomycosis, which is expected to occur in mid-2013, and, if necessary, would make appropriate adjustments to its spending plan in order to ensure sufficient capital resources to complete this filing. While management believes that the Company currently has sufficient resources to fund its operations until the filing of such NDA, additional capital will be needed to complete the development and potential commercialization of tavaborole, fund the other research and development activities and meet the operating requirements of the Company through 2013 and beyond. The Company expects to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of the Company's other product candidates, or a combination of these sources. If adequate funds are not available on acceptable terms when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, out-license intellectual property rights to tavaborole or our other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company's business, results of operations, financial condition and/or its ability to make its scheduled debt payments on a timely basis or at all.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

1. The Company (Continued)

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which considers the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the year ended December 31, 2012 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that may result from uncertainty related to the Company's ability to continue as a going concern.

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

Cash, Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. The Company's short-term investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders' equity. The Company has estimated the fair value amounts by using available market information. The cost of available for sale securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company's long-term notes payable approximate their fair values as of December 31, 2012 and 2011.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company's cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. As of December 31, 2012 and 2011, approximately 85% and 82%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company's short-term investments as of December 31, 2012 and 2011 are held in securities guaranteed as to principal and interest by the U.S. government. During the three years ended December 31, 2012, the Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments or restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

        The Company's revenues consist primarily of contract revenues from collaboration agreements with GSK, Lilly and Medicis Pharmaceutical Corporation (Medicis). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company's operating results. For certain periods in the table below, the Company also recognized revenues, which accounted for 10% or more of its total revenues, from its research and development agreements with Medicines for Malaria Venture (MMV), subcontracts with a research institution and its now canceled collaboration agreement with Schering Corporation (Schering).

        Contract revenues from collaborators, research institutions and not-for-profit organizations that accounted for 10% or more of total revenues were as follows:

	Year Ended December 31
	2012	2011	2010
GSK	13%	53%	64%
Lilly	49%	25%	*
Medicis	11%	*	—
MMV	*	11%	*
Research Institution A	14%	*	*
Schering(1)	—	—	21%

*
less than 10% of total revenue

(1)
Agreement with Schering was terminated in May 2010 (see Note 8).

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Contract Receivable

        At December 31, 2012 and, 2011, the contract receivable consisted of $0.8 million in research funding due from Lilly (see Note 8) as of both dates, $0.3 million and $0.1 million due from GSK (see Note 8), respectively, and $0.1 million and $0.2 million due from other contracts, respectively.

        The Company's contract receivable is primarily composed of amounts due under collaboration agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three years ended December 31, 2012, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of December 31, 2012 and 2011.

Restricted Investments

        Under its facility lease agreements, the Company is required to secure letters of credit. As of both December 31, 2012 and 2011, the Company had approximately $0.2 million of restricted investments to secure these letters of credit.

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

        For arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

        Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company. Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

        Payments resulting from the Company's efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations and the revenues recognized from such activities approximate these costs.

        For certain contingent payments under research or development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company's performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

        Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. To date, none of the Company's products have been approved and therefore the Company has not earned any royalty revenue from product sales.

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

Fair Values of Preferred Stock Warrants and Common Stock Warrants

        Prior to the Company's initial public offering of its common stock (IPO) in November 2010, outstanding warrants to purchase shares of its convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities in the balance sheet at fair value. The initial liability recorded was adjusted for changes in the fair values of the Company's preferred stock warrants during each reporting period and was recorded as a component of other income (expense) in the statement of operations for that period.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Upon closing of the Company's IPO and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock were automatically converted into warrants to purchase shares of the Company's common stock. The aggregate fair value of these warrants upon the closing of the IPO was $0.4 million, which was reclassified from liabilities to additional paid-in capital, a component of stockholders' equity, and the Company ceased recording any related periodic fair value adjustments.

        The Company estimates the fair value of common stock warrants using the Black-Scholes option-pricing model, based on the inputs for the fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. These estimates are based on subjective assumptions.

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

        The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of the Company's common stock during that period.

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

Net Loss per Common Share

        Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share includes the effect of all potential common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of convertible preferred stock, stock options and warrants are considered to be common stock equivalents and, for each period presented in these financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Year Ended December 31
	2012	2011	2010
Net loss per common share
Numerator:
Net loss	$(56,087)	$(47,944)	$(10,058)

Denominator:
Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	31,901,966	28,109,302	3,705,505

Net loss per common share—basic and diluted	$(1.76)	$(1.71)	$(2.71)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options	3,912,182	2,991,674	1,943,252
Warrants to purchase common stock	451,597	367,371	197,847

	4,363,779	3,359,045	2,141,099

Recently Adopted Accounting Pronouncements

        On January 1, 2012, the Company adopted new guidance on the presentation of comprehensive income (loss). Specifically, the new guidance allows an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current accounting guidance. The Company elected to adopt the two separate, but consecutive, statements presentation and the adoption of this guidance did not have a material impact on its financial statements.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        An accounting standard amendment, which amended the fair value measurement guidance and expanded the disclosure requirements related to such measurements, became effective for the Company on January 1, 2012. The most significant change in the amendment was to the disclosures required for Level 3 measurements based on unobservable inputs. The adoption of this amendment did not have a material impact on the Company's financial statements.

3. Marketable Securities and Fair Value Measurements

Financial Assets

        The following tables summarize the estimated fair values of the Company's financial assets measured on a recurring basis as of the dates indicated below. Such financial assets are comprised solely of available for sale securities with remaining contractual maturities of less than one year.

        The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$8,834	$—	$—	$8,834
U.S. treasury securities	Level 2	7,115	1	—	7,116
Federal agency securities	Level 2	29,564	3	(1)	29,566

Total available for sale securities		$45,513	$4	$(1)	$45,516
Less: amounts classified as cash and cash equivalents		10,335	—	—	10,335

Amounts classified as short-term investments		$35,178	$4	$(1)	$35,181

December 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$12,403	$—	$—	$12,403
U.S. treasury securities	Level 2	5,783	—	—	5,783
Federal agency securities	Level 2	11,101	1	(1)	11,101
U.S. government guaranteed corporate bonds	Level 2	18,629	2	(2)	18,629

Total available for sale securities		$47,916	$3	$(3)	$47,916
Less: amounts classified as cash and cash equivalents		12,403	—	—	12,403

Amounts classified as short-term investments		$35,513	$3	$(3)	$35,513

        All available for sale securities held as of December 31, 2012 and 2011 had original maturities at the date of purchase of less than one year. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases, unless it is unable to raise additional capital prior to the maturity dates of the securities (see Note 1). There were no realized gains or losses recognized from the sale of available for sale securities in 2012, 2011 or 2010.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

        In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy, which prioritizes the inputs to valuation techniques that are used to measure fair value, is based upon whether such inputs are observable or unobservable.

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

        During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At December 31, 2012 and 2011, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities and U.S. government guaranteed corporate bonds (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31
	2012	2011
Laboratory equipment	$3,463	$3,288
Furniture and fixtures	182	182
Computer equipment and software	1,274	1,075
Leasehold improvements	1,352	1,285

	6,271	5,830
Less: accumulated depreciation and amortization	(4,755)	(4,087)

Property and equipment, net	$1,516	$1,743

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31
	2012	2011
Accrued compensation	$2,155	$1,968
Accrued preclinical study and clinical trial costs	5,507	6,752
Other	1,928	1,842

Accrued liabilities	$9,590	$10,562

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

        The Loan Agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any specific financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders' security interest or in the value of the collateral and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

        The loan is secured by all assets of the Company except intellectual property. Under the Loan Agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property.

        In connection with the first and second tranche drawdowns in 2011, the Company issued warrants to the Lenders to purchase 80,527 shares and 88,997 shares, respectively, of its common stock (with an aggregate exercise price equal to $1.1 million). In September 2012, in connection with the third tranche drawdown, the Company issued warrants to the Lenders to purchase 84,226 shares of its common stock

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

(with an aggregate exercise price equal to $550,000). The warrants are immediately exercisable, expire seven years from their issuance date and may be exercised on a cashless basis. The aggregate fair values of the warrants issued in 2012 and 2011 were approximately $0.4 million and $0.7 million, respectively, and were calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the warrants; and a dividend yield of 0%.

	September 2012	December 2011	March 2011
Warrants to purchase shares of common stock	84,226	88,997	80,527
Exercise price	$6.53	$6.18	$6.83
Expiration date	September 2019	December 2018	March 2018
Dividend yield	0%	0%	0%
Volatility	76%	74%	73%
Weighted-average expected life (in years)	7	7	7
Risk-free interest rate	1.0%	1.4%	2.8%

        In connection with the issuance of warrants to the Lenders during 2012 and 2011, the Company recorded debt discounts totaling $0.4 million and $0.7 million, respectively.

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

        In March 2011, the Company recorded a loss of approximately $0.3 million on the early extinguishment of its previous debt. This loss is recorded as a loss on early extinguishment of debt in 2011 in the statements of operations.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

        Future payments as of December 31, 2012 are as follows (in thousands):

Year ending December 31,
2013	$12,331
2014	12,331
2015	5,760

Total minimum payments	30,422
Less amount representing interest	4,707

Notes payable, gross	25,715
Unamortized discount on notes payable	(749)
Accretion of the final payment	701

25,667
Less current portion of notes payable, including unamortized discount	9,826

Notes payable, less current portion	$15,841

        The Company recorded interest expense related to all borrowings of $2.9 million, $1.4 million and $2.0 million for 2012, 2011 and 2010, respectively. Included in interest expense for these years was $0.5 million, $0.3 million and $0.7 million, respectively, for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments, is 15.6%.

7. Commitments and Contingencies

Operating Leases

        The Company leases a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, for its corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the lease expiration in March 2018. Rent expense is recognized on a straight-line basis over the term of the lease. The Company is also responsible for certain operating expenses. The lease provided a $0.4 million allowance from the landlord for tenant improvements. This amount has been included in deferred rent in the accompanying December 31, 2012 and 2011 balance sheets and is being amortized over the term of the lease, on a straight-line basis, as a reduction to rent expense. Under the lease agreement, the Company provided a security deposit in the amount of $0.1 million in the form of a standing letter of credit.

        The Company also leases a second building in Palo Alto, California, consisting of 15,300 square feet of office and laboratory space. In October 2011, the Company amended the lease to extend the lease term through December 31, 2013 and is recognizing rent expense on a straight-line basis over the extension period. In addition, the Company has two (2) one-year options to extend the lease through each of December 31, 2014 and 2015. The 2011 lease amendment provided a $50,000 allowance from the landlord for tenant improvements, of which the Company used $32,000. The lease is cancelable with four months' notice. The Company currently provides a $0.1 million standing letter of credit as a security deposit under its lease agreement, which it will continue to provide with any lease extensions.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Rent expense under all facility operating leases was $1.7 million, $1.8 million and $1.8 million for 2012, 2011 and 2010, respectively. Deferred rent of $0.9 million at both December 31, 2012 and 2011 is included in the accompanying balance sheets and represents the difference between recorded rent expense and the cash payments related to the operating leases for the Company's leased facilities, plus the unamortized portion of tenant improvement allowances.

        As of December 31, 2012, future minimum cash payments under facility operating leases with initial terms in excess of one year are as follows (in thousands):

2013	$1,773
2014	1,550
2015	1,600
2016	1,652
2017	1,706
Thereafter	430

Total future minimum lease payments	$8,711

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

Legal Proceedings

        On October 24, 2012, the Company provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company's efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. The Company is seeking injunctive relief and damages of at least $215.0 million. The hearing for the

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

preliminary injunction has been set for May 6-8, 2013. The Company currently expects the resolution of the arbitration to occur in the second half of 2013. The Company has carefully reviewed its position and believes that it has meritorious claims; however, the Company will need to prove such claims in the arbitration hearings.

        On November 28, 2012, the Company filed an arbitration demand with JAMS alleging breach of contract by Medicis under the February 9, 2011 research and development agreement between Medicis and the Company (the Medicis Agreement) and seeking damages in the form of payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin the Company from prosecuting its claims through arbitration and to require the Company to continue to use diligent efforts to conduct research and development under the Medicis Agreement. On January 16, 2013, the Company filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to the Company's motion to dismiss in favor of arbitration. On March 4, 2013, the Company filed a reply brief in support of its motion to dismiss. The Company intends to vigorously enforce its rights under the Medicis Agreement and believes it has meritorious defenses against Medicis' filed complaint and motion. Medicis was acquired by Valeant in December 2012.

8. License, Research, Development and Commercialization Agreements

GSK

        In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK's contract for government funding to support GSK's further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company's boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments, bonus payments and research funding as described below, all of which, when earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

        Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company. The Company is considering its options for further development, if any, of AN3365.

        The Master Amendment added a new program for TB, pursuant to which GSK is currently funding the Company's TB research activities through to candidate selection. Once TB compounds meet specified candidate selection criteria, GSK will have the option to license such compounds and, upon exercise of this option, would become responsible for all further development and commercialization of such compounds. The Company would be eligible to receive bonus payments, if

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

certain development and regulatory events occur and if certain sales levels are achieved for resulting TB products, and royalties on sales of such resulting products.

        In addition, the Master Amendment provided an option for GSK to expand its rights around LeuRS in return for a bonus payment, the amount of which would depend upon the timing of GSK's exercise of this option. The Master Amendment also allowed GSK to initiate an additional collaborative research program directed toward LeuRS (New Research Program) and, provided such initiation occurs before October 5, 2013, the term of the collaboration agreement would be extended for a minimum of two years from the date of such initiation. If GSK elects to initiate a New Research Program, depending on the target for such New Research Program, the Company would become eligible to receive milestone payments of up to $17.6 million upon the occurrence of certain development events related to selection of compounds as candidates for further development and initiation of a clinical trial. The Company would also become eligible to receive bonus payments, if certain development and regulatory events occur and if certain sales levels are achieved for resulting products, and royalties on sales of such resulting products. However, because the decision to initiate a New Research Program is solely up to GSK, and based on the current status of the Company's research directed toward LeuRS, there can be no assurance that any such milestones or bonus payments will ever be earned or received by the Company.

        The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company's malaria program, which the Company conducts through a collaboration with MMV. GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial (the Malaria Option). Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive a $5.0 million option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company's development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment (the MMV Option Exercise Payment). The Company has determined the potential $5.0 million option exercise payment from GSK is a substantive milestone. However, because the exercise of the Malaria Option is solely up to GSK, and based on the compounds the Company and MMV are currently evaluating under the Company's malaria program, there can be no assurance that such milestone payment will ever be earned or received by the Company. The Company would also be eligible to receive bonus payments from GSK, if certain regulatory events occur and if certain sales levels for a resulting malaria compound are achieved, and royalties on such sales of resulting products. The amended development agreement with MMV also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV less the MMV Option Exercise Payment. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and none of the other compounds currently being evaluated by the Company and MMV as potential lead candidates are subject to the Malaria Option under the Company's Master Amendment with GSK.

        In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which the Company was recognizing, up until the date of the Master Amendment, over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements. The Company determined that the Master Amendment was a material modification to the original agreement for

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

financial reporting purposes and that there were no undelivered elements remaining from the original agreement. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it is obligated to provide under the new TB program and that the contractual reimbursement rates for these services approximate the fair value of the services. As a result, the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment were recognized as revenue in September 2011. As of December 31, 2012, the Company has no deferred revenue associated with the GSK agreement.

        Revenues recognized under this agreement were as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Contract revenue:
Amortization of upfront fee	$—	$5,500	$2,000
Amendment fee	—	5,000	—
Milestone fees	—	—	15,000
Reimbursement for patent, clinical trial and research costs and procurement of drug material	1,389	256	909

Total contract revenue	$1,389	$10,756	$17,909

        The Company has evaluated the remaining contingent payments under the agreement with GSK, as amended by the Master Amendment, and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. Other contingent payments under the agreement, as amended by the Master Amendment, for which payment is contingent upon the results of GSK's performance will not be accounted for using the milestone method. Such payments will be recognized as revenue as earned and when collectibility is reasonably assured. For the year ended December 31, 2012, the Company did not recognize any revenue from milestone payments or bonus payments under its agreement with GSK. GSK is further obligated to pay the Company royalties on annual net sales of licensed products that result from the TB program, the New Research Program or the malaria program. To date, no products have been approved and therefore no royalties have been earned under this agreement.

Lilly

        In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis. Through December 31, 2012, the Company has also received $7.1 million in research funding with the potential to receive up to a total of $12.0 million in research funding, if neither party cancels the agreement prior to the completion of the research term. In both 2012 and 2011, the Company received milestone payments of $1.0 million each from Lilly for the selection of development compounds and would be eligible to receive additional

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

payments upon the occurrence of specified development and regulatory events. Included in such additional payments are potential payments of up to $2.0 million for the selection of additional development compounds, which the Company has determined are substantive milestones. In addition, the Company will be eligible to receive tiered royalties, at rates ranging from high single digits to in-the-tens, on net sales of products resulting from compounds licensed by Lilly under the research agreement. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of December 31, 2012, the Company has deferred revenue of $1.4 million related to the upfront fee and $0.8 million related to the research funding.

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

        Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Contract revenue:
Amortization of upfront fee	$875	$875	$308
Milestone fee	1,000	1,000	—
Research funding	3,377	3,108	1,057

Total contract revenue	$5,252	$4,983	$1,365

Medicis

        In February 2011, the Company entered into a research and development agreement with Medicis to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company's proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company's intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis. On November 28, 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement, and on December 11, 2012, Medicis filed a complaint for breach of the

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

Medicis Agreement and a motion for preliminary injunction. On January 16, 2013, the Company filed a motion to dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to the Company's motion to dismiss in favor of arbitration. On March 4, 2013, the Company filed a reply brief in support of its motion to dismiss (see Note 7). Medicis was acquired by Valeant in December 2012.

        Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. As a result, the Company is recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of December 31, 2012, the Company has deferred revenue of $4.8 million related to this upfront fee.

        The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. These potential milestone payments of up to $33.0 million would be due upon the occurrence of certain development events related to selection of compounds as candidates for further development or as back-up compounds, initiation of a clinical trial and achievement of proof of concept criteria. However, based on the current status of compounds subject to the agreement with Medicis and our current legal proceedings with Medicis, as well as the fact that the decisions that may result in these milestone payments are within Medicis' control, there can be no assurance that such milestone payments will ever be earned or received by the Company. Other contingent payments under the agreement for which payment is contingent upon the results of Medicis' performance will not be accounted for using the milestone method. Such payments will be recognized as revenue when earned and when collectibility is reasonably assured. Through December 31, 2012, the Company did not recognize any revenue from milestones or other contingent payments under its agreement with Medicis.

        In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Medicis or its sublicensees. To date, no products have been approved and therefore no royalties have been earned under this agreement.

        Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Year Ended December 31
	2012	2011
Contract revenue:
Amortization of upfront fee	$1,167	$1,042

Total contract revenue	$1,167	$1,042

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

MMV

        In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company's malaria compound development activities. In addition, pursuant to Amendment 1, any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments at MMV's option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds subject to the option, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment (the MMV Option Exercise Payment). The Company would also be eligible to receive from GSK bonus payments, if certain regulatory events occur and if certain sales levels for a resulting malaria compound are achieved, and royalties on such sales of resulting products. Amendment 2 also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV less the MMV Option Exercise Payment. In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development. None of the other compounds currently being evaluated are subject to the Malaria Option under the Company's Master Amendment with GSK.

        Pursuant to the March 2011 development agreement and Amendment 1 thereto, the Company received $2.6 million of advance payments from MMV during 2011 to fund malaria compound development activities through December 2011. In 2011, the Company also received an advance payment of $0.6 million to fund ongoing research activities through December 2011 in connection with an extension of its previous research agreement with MMV. In addition, MMV awarded the Company $0.6 million for 2012 research funding. In February 2012, the Company paid MMV $0.3 million of unspent 2011 advances that were recorded as an accrued liability as of December 31, 2011. Additional funding for 2013 will be determined on an annual basis at the sole discretion of MMV. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of December 31, 2012, the Company has no deferred revenue associated with its agreements with MMV.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

        Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Contract revenue:
Research and development funding	$595	$2,312	$512

Total contract revenue	$595	$2,312	$512

Schering

        In November 2009, Schering merged with Merck & Co., Inc. (Merck). In May 2010, the Company entered into a mutual termination and release agreement with Merck pursuant to which the 2007 exclusive license, development and commercialization agreement with Schering for the development and worldwide commercialization of tavaborole was terminated. Under the May 2010 agreement, the Company regained the exclusive worldwide rights to tavaborole, Merck provided for the transfer to the Company of all material and information related to tavaborole, Merck paid $5.8 million to the Company, and the parties released each other from any and all claims, liabilities or other types of obligations relating to the 2007 agreement. Merck did not retain any rights to this compound. No amounts were recognized subsequent to 2010.

        Revenues recognized in 2010 under the agreement with Schering and the related mutual termination and release agreement with Merck were as follows (in thousands):

Year Ended December 31, 2010
Contract revenue:
Payment from Merck in connection with termination and release agreement	$5,750
Reimbursement for development-related activities	29

Total contract revenue	$5,779

9. Convertible Preferred Stock

        The Company previously recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company had classified the convertible preferred stock outside of stockholders' equity (deficit) because the shares contained redemption features that were not solely within its control. Upon closing of the Company's IPO in November 2010, 10,909,478 outstanding shares of convertible preferred stock were automatically converted into 11,120,725 shares of common stock, and the related carrying value of $87.5 million was reclassified to additional paid-in capital. As of December 31, 2012 and 2011, no convertible preferred shares were authorized, issued or outstanding.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

10. Preferred Stock Warrants Liability and Common Stock Warrants

        In connection with its prior debt financings, the Company issued warrants to purchase convertible preferred stock (Warrants #1, #2 and #3). In 2010, the preferred stock warrants liability was adjusted to its fair value at the end of each reporting period using the Black-Scholes option-pricing model to determine such fair value. During 2010 (prior to the IPO), the Company recorded other income for the changes in the fair value of the warrants of $1.4 million. In connection with the closing of the IPO in November 2010, all three of the preferred stock warrants automatically converted into common stock warrants and the preferred stock warrants liability, totaling $0.4 million as of the conversion date, was reclassified to additional paid-in capital. In connection with the 2012 and 2011 debt borrowings, the Company issued additional common stock warrants to purchase common stock of the Company (Warrants #4, #5 and #6) (see Note 6).

        As of December 31, 2012, the following common stock warrants were issued and outstanding:

Warrant	Shares Subject to Warrants	Exercise Price per Share	Expiration
Warrant #1	60,115	$8.65	June 2013
Warrant #2	97,109	$8.65	May 2015
Warrant #3	40,623	$16.936	January 2017
Warrant #4	80,527	$6.83	March 2018
Warrant #5	88,997	$6.18	December 2018
Warrant #6	84,226	$6.53	September 2019

Total warrants	451,597

11. Stockholders' Equity

Shelf Registrations

        In December 2011, the Company filed a shelf registration statement on Form S-3 with the SEC (the First Shelf Registration). The First Shelf Registration was declared effective by the SEC on January 5, 2012 and permitted the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants. In December 2012, the Company filed another shelf registration statement on Form S-3 with the SEC (the Second Shelf Registration). The Second Shelf Registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

Common Stock Offerings

        In February 2012, under the First Shelf Registration, the Company issued and sold 3,250,000 shares of the Company's common stock pursuant to an underwriting agreement (the Canaccord Underwriting Agreement) with Canaccord Genuity Inc. (Canaccord). The price to the public in this offering was $6.60 per share for gross proceeds of approximately $21.5 million, and Canaccord purchased the shares from the Company pursuant to the Canaccord Underwriting Agreement at a price of $6.25 per share. The net proceeds to the Company from this offering were approximately $19.9 million, after deducting the underwriting discount of $1.1 million and other offering costs of $0.4 million.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        In October 2012, under the First Shelf Registration, the Company issued and sold 4,000,000 shares of the Company's common stock pursuant to an underwriting agreement (the Cowen Underwriting Agreement) with Cowen & Company, LLC (Cowen). The price to the public in this offering was $6.00 per share for gross proceeds of $24.0 million, and Cowen purchased the shares from the Company pursuant to the Cowen Underwriting Agreement at a price of $5.76 per share. The net proceeds to the Company from this offering were approximately $22.6 million, after deducting the underwriting discount of $1.0 million and other offering costs of $0.4 million.

Initial Public Offering

        In November 2010, the Company completed its IPO of common stock pursuant to a registration statement that was declared effective on November 23, 2010. The Company sold 13,382,651 shares of its common stock, which included 1,382,651 shares of the Company's common stock sold pursuant to an over-allotment option granted to the underwriters, at a price to the public of $5.00 per share. As a result of the IPO, the Company raised a total of $66.9 million in gross proceeds, and approximately $61.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and estimated offering expenses of $2.7 million. Costs directly associated with the Company's IPO were initially capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were then recorded as a reduction of the IPO proceeds received to determine the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 10,909,478 outstanding shares of the Company's convertible preferred stock automatically converted into 11,120,725 shares of its common stock.

        Concurrent with the closing of the IPO, the Company sold 2,000,000 shares of its common stock through a private placement offering at a price of $5.00 per share. Gross proceeds raised in the private placement were $10.0 million with issuance costs of approximately $16,000.

Preferred Stock

        In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of its IPO. As of December 31, 2012 and 2011, there was no preferred stock outstanding.

Common Stock

        In November 2010, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 100,000,000 shares upon the completion of the IPO of its common stock.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2012:

Warrants to purchase common stock	451,597
Options:
Outstanding under the 2010 Equity Incentive Plan	2,313,347
Outstanding under the 2001 Equity Incentive Plan	1,598,835
Available for future grants under the 2010 Equity Incentive Plan	1,089,219
Available for future issuance under the 2010 Employee Stock Purchase Plan	188,519

Total common stock reserved for future issuance	5,641,517

2010 Equity Incentive Plan

        In November 2010, the Company's board of directors approved the Company's 2010 Equity Incentive Plan (2010 Plan), which became effective on the date of the Company's IPO. A total of 929,832 shares of common stock were initially reserved for future issuance under the 2010 Plan; and shares subject to outstanding stock awards granted under the Company's 2001 Equity Incentive Plan (2001 Plan) that expire or terminate for any reason prior to their exercise or settlement and would otherwise return to the 2001 Plan reserve will be added to the shares reserved under the 2010 Plan. At the 2011 annual meeting of stockholders of the Company held on May 25, 2011, the stockholders approved the Company's 2010 Plan, as amended, to among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares. In addition, the number of shares of common stock available for issuance under the 2010 Plan will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by an amount equal to 4% of the total number of shares outstanding on December 31st of the preceding calendar year, or a lesser number of shares of common stock as determined by the Company's board of directors. On January 1, 2013 and 2012, automatic increases of 1,423,625 and 1,127,765 shares, respectively, were added to the 2010 Plan. The 2010 Plan provides for the new issuance of common stock of the Company upon the exercise of stock options. The maximum number of all shares that may be issued under the 2010 Plan as of December 31, 2012 is 5,001,401 shares. As of December 31, 2012, the Company had 1,089,219 shares of common stock available for future grants under the 2010 Plan.

        The 2010 Plan provides for the grant of awards to employees, directors and consultants in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. Incentive stock options may be granted to employees and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than 100% of the fair value of the common stock on the grant date as determined by the board of directors. Incentive stock options may only be granted for ten years from the date the 2010 Plan was approved by the board of directors. Options granted to employees vest as determined by the board of directors, typically at the rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years, but may be granted with different vesting terms. Options granted under the 2010 Plan expire no later than ten years after the date of grant. The stock issuable under the 2010 Plan may be shares of authorized but unissued or reacquired

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

common stock of the Company, including shares repurchased by the Company on the open market or otherwise.

2010 Employee Stock Purchase Plan

        The Company's board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) in November 2010, and the Company's stockholders approved the ESPP in November 2010. The ESPP became effective on the date of the Company's IPO. A total of 250,000 shares of common stock were initially reserved for future issuance under the ESPP and may be issued pursuant to purchase rights granted to the Company's employees or to employees of any of the Company's designated affiliates. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by the least of (i) 1% of the total number of shares outstanding on December 31st of the preceding calendar year, (ii) 80,000 shares or (iii) the number of shares of common stock as determined by the Company's board of directors. On January 1, 2013 and 2012, automatic increases of 80,000 shares each were added to the ESPP. The ESPP permits eligible employees to purchase common stock at a discount by contributing, normally through payroll deductions, up to 10% of their base compensation during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the first date of an offering period or 85% of the fair value of the common stock on the date of purchase. Through December 31, 2012, the Company has issued 141,481 shares of the Company's common stock through purchases under the ESPP. As of December 31, 2012, 188,519 shares remain available for future issuance under the ESPP.

2001 Equity Incentive Plan

        In connection with the Company's IPO, no further options or stock purchase rights will be granted under the 2001 Plan. Any shares remaining for issuance under the 2001 Plan as of the IPO date became available for issuance under the 2010 Plan. All outstanding stock awards granted under the 2001 Plan will remain subject to the terms of the 2001 Plan; however, shares that expire, terminate or are forfeited prior to exercise or settlement of such shares become available for issuance under the 2010 Plan. As of December 31, 2012, there were 1,598,835 shares of common stock reserved for future issuance upon the exercise of options granted under the 2001 Plan.

        Under the 2001 Plan, the board of directors was authorized to grant options or stock purchase rights to employees, directors and consultants. Options granted were either incentive stock options or nonstatutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and nonstatutory options could be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options granted to employees vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years. Options granted under the 2001 Plan expire no later than ten years after the date of grant. The 2001 Plan provides for the new issuance of common stock of the Company upon the exercise of stock options. As of December 31, 2012 and 2011, there were no shares subject to repurchase by the Company.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity:

	Shares Available for Grant	Outstanding Options Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2009	67,241	1,583,116	$4.07	7.1	$2,495
Additional shares authorized for grant	1,275,400		—
Options granted	(480,761)	480,761	$6.59
Options exercised	—	(49,806)	$1.12		$203
Options canceled	70,790	(70,819)	$6.21

Balance as of December 31, 2010	932,670	1,943,252	$4.69	6.7	$3,111
Additional shares authorized for grant	1,200,000		—
Options granted	(1,353,275)	1,353,275	$6.97
Options exercised	—	(152,369)	$0.66		$852
Options canceled	152,484	(152,484)	$7.08

Balance as of December 31, 2011	931,879	2,991,674	$5.81	7.6	$3,156
Additional shares authorized for grant	1,127,765		—
Options granted	(1,160,516)	1,160,516	$5.54
Options exercised	—	(49,917)	$1.00		$211
Options canceled	190,091	(190,091)	$6.56

Balance as of December 31, 2012	1,089,219	3,912,182	$5.75	7.3	$2,045

As of December 31, 2012:
Options vested and expected to vest		3,832,522	$5.75	7.3	$2,043
Exercisable		2,156,339	$5.49	6.1	$2,015

        The aggregate intrinsic value of options outstanding as of December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the Company's common stock closing price for the 887,689 shares that had exercise prices that were lower than the closing stock price of $5.20 as of December 31, 2012. The weighted-average fair values of options granted to employees and the Company's nonemployee directors in 2012, 2011 and 2010 were $3.65, $4.64 and $4.13 per share, respectively.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        Stock options by exercise price as of December 31, 2012 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.60 - $5.00	861,289	4.9	$2.83	749,149	$2.51
$5.19 - $5.57	244,950	9.3	$5.31	94,055	$5.41
$5.59	814,198	9.1	$5.59	—	—
$5.65 - $6.81	217,225	8.7	$6.43	125,703	$6.65
$6.92	911,564	8.2	$6.92	429,035	$6.92
$7.25 - $7.55	768,896	5.9	$7.36	710,599	$7.34
$9.05	94,060	8.0	$9.05	47,798	$9.05

	3,912,182	7.3	$5.75	2,156,339	$5.49

Stock-Based Compensation

        The Company estimates the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards. Since the Company has been a public company for only slightly more than two years, sufficient relevant historical data does not exist to support the volatility of the Company's common stock prices or the expected term of its stock options. Therefore, the Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to determine a reasonable estimate of its expected volatility. In addition, the Company has opted to use the simplified method for estimating the expected term of options granted to employees.

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

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The fair values for stock options granted (estimated at the date of grant) to employees and the Company's nonemployee directors and the fair value of ESPP stock purchase rights granted in 2012 and 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31
	2012		2011		2010
	Stock Options	ESPP	Stock Options	ESPP	Stock Options
Dividend yield	0%	0%	0%	0%	0%
Volatility	75% - 81%	68% - 82%	74% - 77%	47% - 88%	71% - 73%
Weighted-average expected life (in years)	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.1 - 2.2	6.1
Risk-free interest rate	0.7% - 1.3%	0.1% - 0.2%	1.2% - 2.6%	0.0% - 0.6%	1.8% - 1.9%

        Prior to its IPO, the Company had historically granted stock options at exercise prices not less than the fair market value of its common stock as determined by the board of directors based on input from management. The determination of the estimated fair value of its common stock on the date of grant had been based on a number of objective and subjective factors including: recent sales of convertible preferred stock to investors; comparable rights and preferences of other outstanding equity securities; progress of research and development efforts and milestones attained; results of operations, financial position and levels of debt and available capital resources of the Company; perspective provided by valuation analyses of the Company's stock performed by management; and, based on prevailing market and biotechnology sector conditions, the likelihood of a liquidity event such as an IPO or the sale of the Company.

        Based on the assumptions used in the Black-Scholes valuation model for ESPP, the weighted-average estimated fair values of employee stock purchase rights granted under the ESPP in 2012 and 2011 were $2.68 and $2.85, respectively.

        Employee stock-based compensation expense recognized in 2012, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Research and development	$1,973	$2,594	$1,631
General and administrative	1,629	1,810	1,155

Total	$3,602	$4,404	$2,786

        As of December 31, 2012, the Company had $5.6 million and $39,000 of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.2 years and 0.4 years, respectively.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock Options Granted to Nonemployee Advisors

        During 2012, 2011 and 2010, the Company granted nonemployee advisors 59,975, 51,400 and 67,500 option shares, respectively, to purchase common stock. Grants to nonemployee advisors do not include grants made to the Company's nonemployee directors for their board-related services. Stock-based compensation expense related to stock options granted to nonemployee advisors is recognized as the stock options vest. The stock-based compensation expense related to nonemployee advisors will fluctuate as the fair value of the Company's common stock fluctuates. The Company believes that the fair values of the stock options are more reliably measurable than the fair values of the services received. The fair values of nonemployee advisor options in 2012, 2011 and 2010 were estimated using the Black-Scholes valuation model with the following weighted-average assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date; risk-free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and an average volatility ranging from 70% to 80%. The Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to estimate volatility.

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

13. Income Taxes

        A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31
	2012	2011	2010
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.6	6.1	9.0
Stock-based compensation	(1.0)	(1.4)	(4.2)
Research and development credits	—	2.6	6.3
Change in valuation allowance	(37.7)	(40.5)	(49.7)
Government grant credit	—	—	4.5
Other	0.1	(0.8)	0.1

	0.0%	0.0%	0.0%

        On January 2, 2013, legislation was enacted retroactively extending the federal research credits for the 2012 tax year. Because the retroactive extension of the research credit was not enacted on or before December 31, 2012, the Company cannot include the 2012 federal research credit in its 2012 provision. The 2012 federal research credit amount will be appropriately included in the Company's 2013 provision.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets:
Federal and state net operating losses	$75,863	$56,621
Federal and state research and development credit carryforwards	7,381	6,893
Deferred revenues	2,119	923
Stock-based compensation	2,636	2,417
Other	1,470	1,481

Total deferred tax assets	89,469	68,335
Valuation allowance	(89,469)	(68,335)

Net deferred tax assets	$—	$—

        Due to the Company's lack of earnings history, the deferred assets have been fully offset by a valuation allowance as of December 31, 2012 and 2011. The increase in the valuation allowance on the deferred tax assets was $21.1 million, $19.4 million and $5.1 million for 2012, 2011 and 2010, respectively.

        As of December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $190.5 million and $190.0 million, respectively. These federal and state carryforwards will begin to expire in the years 2021 and 2013, respectively. Approximately $0.3 million of the net operating loss carryforwards relates to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. The Company also had federal research and development tax credit carryforwards of approximately $6.2 million, which expire beginning in 2024 if not utilized. In addition, state research and development tax credit carryforwards of approximately $4.6 million will carry over indefinitely.

        Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income, that can be offset by net operating loss carryforwards after a change in control (generally, a greater than 50% change in ownership). Typically, after a control change, a company cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these changes in ownership provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company determined that a change in control, as defined by Internal Revenue Code Section 382, occurred in December 2010. However, the computed Section 382 Limitation is not expected to prevent the Company from utilizing its net operating losses prior to their expiration if the Company can generate sufficient taxable income to do so in the future.

        Upon adoption of the standard for accounting for uncertainties in income taxes, the Company recognized no material adjustment in the liability for unrecognized tax benefits. As of December 31, 2012 and 2011, the Company had approximately $2.2 million and $2.0 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

13. Income Taxes (Continued)

Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

        The activity related to unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31
	2012	2011
Balance at the beginning of the year	$1,975	$1,525
Additions based on tax positions related to current year	185	447
Additions for tax positions of prior years	—	3
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at the end of the year	$2,160	$1,975

        If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2012, there has been no interest expense or penalties related to unrecognized tax benefits. The tax years 2001 through 2012 remain open to examination by one or more major taxing jurisdictions to which the Company is subject. There are no income tax examinations currently in progress.

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

15. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

Selected Quarterly Data:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$2,417	$2,562	$2,473	$3,288
Net loss	(14,327)	(14,840)	(14,444)	(12,476)
Basic and diluted net loss per share	(0.48)	(0.47)	(0.46)	(0.36)

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$2,209	$2,857	$12,644	$2,596
Net income (loss)	(13,697)	(15,295)	(4,403)	(14,549)
Basic and diluted net loss per share	(0.49)	(0.54)	(0.16)	(0.52)

        Net loss per share amounts for the 2012 and 2011 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter.

16. Subsequent Events

Common Stock Offering

        On January 18, 2013, the Company entered into an equity distribution agreement (the Wedbush Agreement) with Wedbush Securities Inc. (Wedbush) under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of the Company's common stock through Wedbush, if any, will be made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush and may be made in sales deemed to be "at-the-market" equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Wedbush will use commercially reasonable efforts to sell the Company's common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company has also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000.

        Under the terms of the Wedbush Agreement, the Company also may sell its common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through March 14, 2013, the Company sold 401,500 shares of the Company's common stock under the Agreement. The net proceeds to the Company from this offering were approximately $1.3 million, after deducting the underwriting discount and other offering costs, including commissions to Wedbush for such sales of approximately $27,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management's assessment with our Audit Committee. The Company's independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited Anacor Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Anacor Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Anacor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 financial statements of Anacor Pharmaceuticals, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Anacor Pharmaceuticals, Inc.'s ability to continue as a going concern.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2012.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 18th day of March 2013.

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

Signature	Title	Date

/s/ DAVID P. PERRY David P. Perry	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
/s/ MARK LESCHLY Mark Leschly	Chairman of the Board of Directors	March 18, 2013
/s/ PAUL L. BERNS Paul L. Berns	Director	March 18, 2013

Signature	Title	Date

/s/ ANDERS D. HOVE, M.D. Anders D. Hove, M.D.	Director	March 18, 2013
/s/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 18, 2013
/s/ WILLIAM J. RIEFLIN William J. Rieflin	Director	March 18, 2013
/s/ LUCY SHAPIRO, PH.D. Lucy Shapiro, Ph.D.	Director	March 18, 2013

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant's Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(5)	Form of Senior Debt Indenture.
4.12(5)	Form of Subordinated Debt Indenture.
4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(9)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(9)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.

Exhibit Number	Description
4.18(9)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
4.19(10)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.
4.20(10)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.
10.1(2)+	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.2(2)+	Anacor Pharmaceuticals, Inc. 2001 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.3(6)+	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.4(2)+	Anacor Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan.
10.5(2)+	Anacor Pharmaceuticals, Inc. Employee Bonus Plan.
10.6(2)+	Letter Agreement between the Registrant and Kirk R. Maples, Ph.D., dated as of August 1, 2002.
10.7(2)+	Letter Agreement between the Registrant and David P. Perry, dated as of November 21, 2002, and amendment thereto, dated as of August 30, 2005.
10.8(2)+	Letter Agreement between the Registrant and Jacob J. Plattner, Ph.D., dated as of October 21, 2003.
10.9(2)+	Letter Agreement between the Registrant and Irwin Heyman, Ph.D., dated as of December 16, 2005.
10.10(2)+	Letter Agreement between the Registrant and Geoffrey M. Parker, dated as of September 10, 2010.
10.11(2)+	Consulting Agreement between the Registrant and Geoffrey M. Parker, dated as of December 8, 2009 and amendments thereto, dated effective as of April 9, 2010 and July 10, 2010.
10.12(i)(2)	Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of October 1, 2005, and amendments thereto, dated effective as of October 1, 2007 and January 1, 2010.
10.12(ii)(9)	Amendment 3 to Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of January 1, 2012.
10.13(2)+	Form of Change of Control and Severance Agreement for Senior Vice Presidents of the Registrant, and amendment thereto.
10.14(2)+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, and amendment thereto.
10.15(9)+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, adopted August 2011.
10.16(2)	Change of Control Agreement between the Registrant and Stephen J. Benkovic, Ph.D., dated as of September 28, 2006.

Exhibit Number	Description
10.17(2)	Change of Control Agreement between the Registrant and Lucy Shapiro, Ph.D., dated as of October 25, 2006.
10.18(2)+	Change of Control and Severance Agreement between the Registrant and David P. Perry, dated as of August 21, 2007, and amendment thereto, dated as of December 30, 2008.
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
10.22(ii)(7)†	Master Amendment to Research and Development Collaboration, Option and License Agreement, between the Registrant and GlaxoSmithKline, LLC, dated September 2, 2011.
10.23(2)†	Collaborative Research, License & Commercialization Agreement between Eli Lilly and Company and Registrant, dated as of August 25, 2010.
10.24(8)†	Research and Development Option and License Agreement between Medicis Pharmaceutical Corporation and the Registrant, dated as of February 9, 2011.
10.25(i)(3)	Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of March 18, 2011.
10.25(ii)(9)	First Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of December 28, 2011.
10.26(11)+	2011 Total Bonus Payment, 2012 Base Salaries and 2012 Cash Incentive Bonus Targets for Named Executive Officers.
10.27(i)	Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated January 18, 2013.
10.27(ii)	Amendment No. 1 to Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated March 4, 2013.
10.28(2)+	Letter Agreement between the Registrant and Lee T. Zane, M.D., dated as of November 30, 2007.

Exhibit Number	Description
10.29+	Letter Agreement between the Registrant and Sanjay Chanda, Ph.D., dated as of December 14, 2007.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(12)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101±
The following materials from Anacor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets as of December 31, 2012 and 2011, (ii) the Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iv) the Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Financial Statements.

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

(9)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference.

(10)
Filed as an exhibit to the Registrant's Quarterly on Form 10-Q filed for the quarter ended September 30, 2012 on November 9, 2012, and incorporated herein by reference.

(11)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 5, 2012, and incorporated herein by reference.

(12)
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