Form 10-Q
period 2013-03-31
Anacor Pharmaceuticals, Inc.
filed 2013-05-10
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, there were 40,494,466 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	March 31,	December 31,
	2013	2012 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,547	$10,335
Short-term investments	20,829	35,181
Contract receivable	580	1,203
Prepaid expenses and other current assets	2,524	2,574
Total current assets	35,480	49,293
Property and equipment, net	1,402	1,516
Restricted investments	197	197
Other assets	299	65
Total assets	$37,378	$51,071

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,609	$3,019
Accrued liabilities	10,050	9,590
Notes payable	10,139	9,826
Deferred revenue	1,140	2,886
Deferred rent	82	70
Total current liabilities	26,020	25,391
Notes payable, less current portion	13,377	15,841
Deferred revenue, less current portion	5,140	4,192
Deferred rent, less current portion	816	836
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	36	36
Additional paid-in capital	222,273	219,983
Accumulated other comprehensive income	5	3
Accumulated deficit	(230,289)	(215,211)
Total stockholders’ equity (deficit)	(7,975)	4,811
Total liabilities and stockholders’ equity (deficit)	$37,378	$51,071

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues:
Contract revenue	$1,708	$2,417
Total revenues	1,708	2,417

Operating expenses:
Research and development	11,159	12,668
General and administrative	4,716	3,430
Total operating expenses	15,875	16,098

Loss from operations	(14,167)	(13,681)
Interest income	14	21
Interest expense	(911)	(654)
Other expense	(14)	(13)
Net loss	$(15,078)	$(14,327)
Net loss per common share — basic and diluted	$(0.42)	$(0.48)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	35,846,287	29,907,348

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Net loss	$(15,078)	$(14,327)
Change in unrealized gain (loss) on investments	2	(4)
Comprehensive loss	$(15,076)	$(14,331)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Operating activities
Net loss	$(15,078)	$(14,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	168
Amortization of debt discount and debt issuance costs	164	127
Stock-based compensation	759	958
Amortization of premium on short-term investments	101	177
Accrual of final payment on notes payable	190	110
Changes in assets and liabilities:
Contract receivable	623	(830)
Prepaid and other current assets	44	379
Other assets	(242)	3
Accounts payable	1,591	2,592
Accrued liabilities	460	(1,526)
Deferred revenue	(798)	(432)
Deferred rent	(9)	3
Net cash used in operating activities	(12,056)	(12,598)

Investing activities
Purchases of short-term investments	(5,017)	(30,810)
Maturities of short-term investments	19,270	21,428
Acquisition of property and equipment	(25)	(102)
Net cash provided by (used in) investing activities	14,228	(9,484)

Financing activities
Proceeds from the sale of common stock, net of issuance costs	1,278	19,923
Principal payments on notes payable	(2,491)	—
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	253	230
Net cash provided by (used in) financing activities	(960)	20,153

Net increase (decrease) in cash and cash equivalents	1,212	(1,929)
Cash and cash equivalents at beginning of period	10,335	15,169
Cash and cash equivalents at end of period	$11,547	$13,240

Supplemental disclosure of cash flow information
Interest paid	$591	$364

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed eight molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, an antifungal for the treatment of onychomycosis; and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition to its two lead programs, the Company has three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and all rights to this compound reverted to the Company. The Company is considering its options for further development, if any, of AN3365. The Company has discovered three other compounds that it has out-licensed for further development—two are licensed to Eli Lilly and Company (Lilly) for the treatment of animal health indications, and the third compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the treatment of human African trypanosomiasis (HAT, or sleeping sickness). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Need to Raise Additional Capital

Since inception, the Company has generated an accumulated deficit as of March 31, 2013 of approximately $230.3 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. The Company believes that its existing capital resources, including the estimated net proceeds from the private placement offering in April 2013 and the public stock offering in May 2013 (see Note 8), will be sufficient to meet its anticipated operating requirements until at least the end of 2013. While management believes that the Company currently has sufficient resources to fund its operations until at least the end of 2013, additional capital will be needed to complete the development and potential commercialization of tavaborole, fund the other research and development activities and meet the operating requirements of the Company beyond 2013. The Company expects to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of the Company’s other product candidates, or a combination of these sources. If adequate funds are not available on acceptable terms when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of the Company’s other product candidates on terms that are not advantageous to the Company, out-license intellectual property rights to tavaborole or the Company’s other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to make its scheduled debt payments on a timely basis or at all.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which considers the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three months ended March 31, 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2012 balance sheet is derived from the audited financial statements for the year ended December 31, 2012 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

The condensed financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013.

The Company’s significant accounting policies are more fully described in Note 2 of the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of the condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals, accrued compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at March 31, 2013 and December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At March 31, 2013 and December 31, 2012, approximately 67% and 85%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments at March 31, 2013 and December 31, 2012 are held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from collaboration agreements with Lilly and GSK. Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For the three months ended March 31, 2012, the Company also recognized contract revenues from its collaboration with Medicis Pharmaceutical Corporation (Medicis), which was acquired by Valeant Pharmaceuticals International, Inc. (Valeant) in December 2012, and from a subcontract with a research institution, each of which accounted for 10% or more of its total revenues during that period.

Contract revenues from collaborators and research institutions that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Lilly	65%	41%
GSK	21%	16%
Medicis	—	12%
Research Institution A	—	16%

Contract Receivables

At March 31, 2013 and December 31, 2012, the contract receivable included $0.1 million and $0.8 million in research funding due from Lilly (see Note 5), respectively, and $0.4 million and $0.3 million due from GSK (see Note 5).

The Company’s contract receivable is primarily composed of amounts due under collaboration agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three months ended March 31, 2013, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of March 31, 2013.

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

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company.  Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed balance sheets and are recognized as contract revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of the Company’s common stock during that period.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share includes the effect of all potential common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options and warrants are considered to be common stock equivalents and, for each period presented in these financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Net loss per common share
Numerator:
Net loss	$(15,078)	$(14,327)
Denominator:
Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	35,846,287	29,907,348
Net loss per common share—basic and diluted	$(0.42)	$(0.48)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options	3,867,106	3,828,968
Warrants to purchase common stock	451,597	367,371
	4,318,703	4,196,339

Recently Adopted Accounting Pronouncements

In February 2013, a new accounting standard was issued that amended existing guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance as of January 1, 2013 and its adoption did not have an effect on the Company’s financial statements.

3. Marketable Securities and Fair Value Measurements

The following tables summarize the estimated fair values of the Company’s financial assets measured on a recurring basis as of the dates indicated below. Such financial assets are comprised solely of available for sale securities with remaining contractual maturities of less than one year.

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

March 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$7,789	$—	$—	$7,789
U.S. treasury securities	Level 2	8,069	2	—	8,071
Federal agency securities	Level 2	14,756	3	—	14,759
Total available for sale securities		30,614	5	—	30,619
Less: amounts classified as cash and cash equivalents		9,790	—	—	9,790
Amounts classified as short-term investments		$20,824	$5	$—	$20,829

At December 31, 2012, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$8,834	$—	$—	$8,834
U.S. treasury securities	Level 2	7,115	1	—	7,116
Federal agency securities	Level 2	29,564	3	(1)	29,566
Total available for sale securities		45,513	4	(1)	45,516
Less: amounts classified as cash and cash equivalents		10,335	—	—	10,335
Amounts classified as short-term investments		$35,178	$4	$(1)	$35,181

All marketable securities held at March 31, 2013 and December 31, 2012 had original maturities at the date of purchase of less than one year. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three months ended March 31, 2013 and 2012.

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

During the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At March 31, 2013 and December 31, 2012, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities and U.S. government guaranteed corporate bonds (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

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

Legal Proceedings

On October 24, 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS), seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company’s efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. The Company is seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. In May 2013, Valeant agreed that the launch of efinaconazole, its topical product candidate for the treatment of onychomycosis, will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing which was previously scheduled for May 6-8, 2013 was canceled. The Company has carefully reviewed its position and believes that it has meritorious claims; however, the Company will need to prove such claims in the arbitration hearing.

On November 28, 2012, the Company filed an arbitration demand with JAMS alleging breach of contract by Medicis under the February 9, 2011 research and development agreement between Medicis and the Company (the Medicis Agreement) and seeking damages in the form of payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin the Company from prosecuting its claims through arbitration and to require the Company to continue to use diligent efforts to conduct research and development under the Medicis Agreement. On January 16, 2013, the Company filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to the Company’s motion to dismiss in favor of arbitration. On March 4, 2013, the Company filed a reply brief in support of its motion to dismiss. The parties recently completed oral arguments on the motion to dismiss and are awaiting the ruling on the motion. The Company intends to vigorously enforce its rights under the Medicis Agreement and believes it has meritorious defenses against Medicis’ filed complaint and motion. Medicis was acquired by Valeant in December 2012.

5. License, Research, Development and Commercialization Agreements

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments as described below, all of which, when earned, will be non-refundable and non-creditable.

Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company. The Company is considering its options for further development, if any, of AN3365.

The Master Amendment allowed GSK to initiate an additional collaborative research program directed toward LeuRS (New Research Program) and, provided such initiation occurs before October 5, 2013, the term of the collaboration agreement would be extended for a minimum of two years from the date of such initiation. If GSK elects to initiate a New Research Program, depending on the target for such New Research Program, the Company would become eligible to receive milestone payments of up to $17.6 million upon the occurrence of certain development events related to selection of compounds as candidates for further development and initiation of a clinical trial. However, because the decision to initiate a New Research Program is solely up to GSK, and based on the current status of the Company’s research directed toward LeuRS, there can be no assurance that any such milestones will ever be earned or received by the Company.

The Master Amendment also includes the option for GSK to acquire rights to certain compounds from the Company’s malaria program, which the Company conducts through a collaboration with Medicines for Malaria Venture (MMV). GSK will have the option to license certain compounds from the program on an exclusive worldwide basis upon completion of a proof of concept clinical trial (the Malaria Option). Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of any such compounds, the Company would receive a $5.0 million option exercise payment from GSK and, pursuant to a related September 2011 amendment to the Company’s development agreement with MMV, the Company would be obligated to pay MMV one-third of the option exercise payment (the MMV Option Exercise Payment). The Company has determined the potential $5.0 million option exercise payment from GSK is a substantive milestone. However, because the exercise of the Malaria Option is solely up to GSK, and based on the compounds the Company and MMV are currently evaluating under the Company’s malaria program, there can be no assurance that such milestone payment will ever be earned or received by the Company. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and none of the other compounds currently being evaluated by the Company and MMV as potential lead candidates are subject to the Malaria Option under the Company’s Master Amendment with GSK.

The Company evaluated the contingent payments under the agreement with GSK, as amended by the Master Amendment, and determined that the milestone payments described above meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. For the three months ended March 31, 2013 and 2012, the Company did not recognize any revenue from milestone payments under its agreement with GSK.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which the Company was recognizing, up until the date of the Master Amendment, over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements. In September 2011, the Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement and recognized the remaining deferred revenue balance from the 2007 upfront fee. As of March 31, 2013, the Company has no deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Contract revenue:
Reimbursement for research and patent costs	$358	$399
Total contract revenue	$358	$399

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis. Through March 31, 2013, the Company has also received $7.8 million in research funding under the agreement with the potential to receive up to a total of $12.0 million in such research funding, if neither party cancels the agreement prior to the completion of the research term. In both 2012 and 2011, the Company received milestone payments of $1.0 million each from Lilly for the selection of development compounds and would be eligible to receive additional payments upon the occurrence of specified development and regulatory events.  Included in such additional payments are potential payments of up to $2.0 million for the selection of additional development compounds, which the Company has determined are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of March 31, 2013, the Company has deferred revenue of $1.2 million related to the upfront fee.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219
Research funding	885	763
Total contract revenue	$1,104	$982

Medicis

In February 2011, the Company entered into a research and development agreement with Medicis to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company will be primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company’s proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company’s intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis will also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis will assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis. On November 28, 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement, and on December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. On January 16, 2013, the Company filed a motion to dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to the Company’s motion to dismiss in favor of arbitration. On March 4, 2013, the Company filed a reply brief in support of its motion to dismiss. The parties recently completed oral arguments on the motion to dismiss and are awaiting the ruling on the motion (see Note 4).

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. Through December 31, 2012, the Company recognized revenue from the upfront payment on a straight-line basis over a six-year research term. For the three months ended March 31, 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the pending legal proceedings. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement for this period of time. Revenue recognition under the agreement will be reevaluated each future reporting period based on the Company’s level of research and development activities under the agreement, which may be determined by the status of the legal proceedings. As of March 31, 2013, the Company has deferred revenue of $4.8 million related to the upfront fee, which has been classified as noncurrent deferred.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. These potential milestone payments of up to $33.0 million would be due upon the occurrence of certain development events related to selection of compounds as candidates for further development or as back-up compounds, initiation of a clinical trial and achievement of proof of concept criteria. However, based on the current status of compounds subject to the agreement with Medicis and the current legal proceedings with Medicis, as well as the fact that the decisions that may result in these milestone payments are within Medicis’ control, there can be no assurance that such milestone payments will ever be earned or received by the Company. Through March 31, 2013, the Company did not recognize any revenue from milestones under its agreement with Medicis.

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$292
Total contract revenue	$—	$292

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company’s malaria compound development activities. In addition, pursuant to Amendment 1, any advance payments in excess of the actual costs incurred by the

Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds subject to the option, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment (the MMV Option Exercise Payment). In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued and the Company and MMV are in the process of evaluating other compounds of the Company to determine if there is another potential lead candidate for development. None of the other compounds currently being evaluated are subject to the Malaria Option under the Company’s Master Amendment with GSK.

In March 2013, the Company received an advance payment of $0.3 million for 2013 research funding in connection with the extension of the previous research agreement with MMV through December 2013. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of March 31, 2013, the Company has deferred revenue of $0.2 million associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Contract revenue:
Research and development funding	$76	$149
Total contract revenue	$76	$149

6. Stockholders’ Equity (Deficit)

Shelf Registration

In December 2012, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

Common Stock Offering

On January 18, 2013, the Company entered into an equity distribution agreement (the Wedbush Agreement) with Wedbush Securities Inc. (Wedbush) under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of the Company’s common stock through Wedbush, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. Wedbush will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company has also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through March 31, 2013.

Under the terms of the Wedbush Agreement, the Company also may sell its common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through March 31, 2013, the Company sold 401,500 shares of the Company’s common stock under the Agreement for net proceeds to the Company of approximately $1.3 million, after deducting the underwriting discount and other offering costs, including commissions to Wedbush for such sales of approximately $27,000.

7. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2013 and 2012 as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Research and development	$425	$478
General and administrative	334	480
Total	$759	$958

At March 31, 2013, there were outstanding stock options to purchase 3,867,106 shares of the Company’s common stock. At March 31, 2013, the Company had $4.9 million and $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.0 years and 0.6 years, respectively. For the three months ended March 31, 2013, there were 52,439 shares of the Company’s common stock purchased under the ESPP.

8. Subsequent Events

Research and Common Stock Purchase Agreements

On April 5, 2013, the Company entered into a Research Agreement (the Research Agreement) with the Bill & Melinda Gates Foundation (the Gates Foundation) to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). Under the Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the Company’s funded research activities, the Company is responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation. The Research Agreement will continue in effect until the later of five years from the effective date or the expiration of the Company’s specified obligation to provide access to the expanded library compounds. Either party may terminate the Research Agreement for the other party’s uncured material breach of the Research Agreement.

In connection with the Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of its unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. In the event of termination of the Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company, the Company will be obligated, among other remedies, to either redeem the Company’s common stock purchased in connection with the Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied.

Common Stock Offering

On May 1, 2013, the Company issued and sold 3,599,373 shares of the Company’s common stock related to an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC as representative of the several underwriters (the “Underwriters”) for the issuance and sale of up to 3,599,373 shares of the Company’s common stock, including 469,483 shares issued to the Underwriters pursuant to a 30-day overallotment option. The price to the public in this offering was $6.39 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $6.0066 per share. The net proceeds to the Company from this offering, including the exercise of the overallotment option by the Underwriters, are expected to be approximately $21.4 million, after deducting the underwriting discount and other estimated offering expenses payable by the Company.

Stock Options Granted

On April 12, 2013, the Company granted options to employees to purchase 1,227,820 shares of the Company’s common stock at an exercise price of $6.96.

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

Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively,  and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which was previously licensed to GlaxoSmithKline LLC, or GSK. In October 2012, GSK advised us that it had discontinued further development of AN3365; accordingly, all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. We have also discovered three other compounds that we have out-licensed for further development—two are licensed to Eli Lilly and Company, or Lilly, for the treatment of animal health indications, and the third compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative, or DNDi, for human African trypanosomiasis (HAT, or sleeping sickness). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Our most advanced product candidate is tavaborole. In the first quarter of 2013, we reported positive results from both Phase 3 trials conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. Tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints. In the first trial, 6.5% of patients treated with tavaborole met the primary endpoint of “complete cure,” compared with 0.5% of patients treated with vehicle (p=0.001) at week 52. In the second trial, 9.1% of patients treated with tavaborole met the primary endpoint of “complete cure,” compared with 1.5% of patients treated with vehicle (p<0.001) at week 52. “Complete cure” is a composite endpoint that requires both a mycological cure and a completely clear nail. We are currently in the process of preparing to file a New Drug Application, or NDA, in mid-2013.

For AN2728, we completed a Phase 2 dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2 clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics, or PK, and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in August 2012. We completed the Phase 2 safety, PK and efficacy trial in December 2012 with positive results. We completed the Phase 2 dose-ranging trial in March 2013, which demonstrated a clear dose response across four dosing regimens and helped identify the 2.0% BID dosing regimen as optimal for our Phase 3 program in mild-to-moderate atopic dermatitis, which we expect to initiate in the fourth quarter of 2013 or the first quarter of 2014. We also intend to initiate both a Phase 1 absorption trial and a cardiac safety trial for AN2728 in atopic dermatitis in the second half of 2013.

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add a new research program using our boron chemistry platform for tuberculosis, or TB, and GSK is currently funding our TB research activities. The amendment also gives GSK options to initiate an additional collaborative research program directed towards LeuRS and to acquire rights to certain specified compounds from Anacor’s malaria program, which is currently being conducted through a collaboration with Medicines for Malaria Venture, or MMV. None of the compounds currently being evaluated as potential lead candidates under this program are subject to GSK’s option.

In August 2010, we entered into a research, license and commercialization agreement with Lilly, under which we are collaborating to discover products for a variety of animal health applications. Pursuant to this agreement, Lilly selected the first development compound for an animal health indication in August 2011 and, in December 2012, they selected a second development compound for another animal health indication. Lilly will be responsible for all further development and commercialization of these compounds.

In February 2011, we entered into a research and development collaboration with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne. On November 28, 2012, we filed for arbitration for breach of contract by Medicis seeking damages in the form of payment for the achievement of certain preclinical milestones under the collaboration. On December 11, 2012, Medicis filed a complaint for breach of the collaboration and a motion for preliminary injunction seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Medicis suit be dismissed and that the dispute be sent back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. The parties recently completed oral arguments on the motion to dismiss and are awaiting the ruling on the motion. We intend to vigorously enforce our rights under the collaboration and believe that we have meritorious defenses against Medicis’ filed complaint and motion. Medicis was acquired by Valeant in December 2012.

In April 2013, we entered into a research agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). Under the agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we are responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from the effective date or the expiration of our specified obligation to provide access to the expanded library compounds.

In connection with the Gates Foundation agreement, we issued 809,061 shares of unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. In the event of termination of the agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased in connection with the agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied.

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and ultimately, if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of African animal trypanosomiasis and the University of California at San Francisco to develop compounds for the treatment of malaria under a National Institutes of Health grant. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

In December 2012, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under this agreement. We have also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through March 31, 2013.

Under the terms of this agreement, we also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through March 31, 2013, we sold 401,500 shares of our common stock under the Agreement. The net proceeds from these sales were approximately $1.3 million, after deducting the underwriting discount and other offering costs, and we may sell up to an additional $23.6 million in authorized but unsold shares of our common stock under this agreement.

In May 2013, we issued and sold 3,599,373 shares of our common stock, including 469,483 shares issuable to the underwriters pursuant to the overallotment option, in connection with an underwriting agreement with Cowen and Company, LLC, as representative of the several underwriters. The price to the public in this offering was $6.39 per share, for gross proceeds of approximately $23.0 million, and the underwriters purchased the shares from us at a price of $6.0066 per share. Our net proceeds from this offering were approximately $21.4 million, after deducting the underwriting discount and other offering costs.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of March 31, 2013, we have an accumulated deficit of $230.3 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly and Medicis, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis, the Gates Foundation or any such future collaboration partners. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly, Medicis and/or Gates Foundation agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. Management believes that we currently have sufficient capital resources, including the net proceeds of $5.0 million from the purchase of our common stock by the Gates Foundation in April 2013 and the net proceeds of $21.4 million from the public offering and sale of our common stock in May 2013, to fund our operations until at least the end of 2013. However, additional capital will be needed to complete the potential commercialization of tavaborole, fund other research and development activities and meet our operating requirements beyond 2013. To fund our future operations, including research, development and commercialization of our product candidates, we will need to seek additional capital through research and development collaborations; a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or our other product candidates; public or private equity offerings or debt financings; or a combination of these sources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, preclinical study and clinical trial accruals, accrued compensation, deferred advance payments and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

For certain contingent payments under research or development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner’s performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $0.8 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had outstanding options to purchase 3,867,106 shares of our common stock and had $4.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.0 and 0.6 years, respectively. There were 52,439 common shares purchased under the ESPP for the three months ended March 31, 2013. In April 2013, we granted options to purchase 1,227,820 shares of our common stock at an exercise price of $6.96. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recently Adopted Accounting Pronouncements

In February 2013, a new accounting standard was issued that amended existing guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted this guidance as of January 1, 2013 and its adoption did not have an effect on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(in thousands)
Contract revenue	$1,708	$2,417	$(709)
Research and development expenses(1)	11,159	12,668	(1,509)
General and administrative expenses(1)	4,716	3,430	1,286
Interest income	14	21	(7)
Interest expense	911	654	257
Other expense	14	13	1

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$425	$478	$(53)
General and administrative expenses	334	480	(146)

Contract revenue. For the three months ended March 31, 2013, we recognized $0.9 million for research services performed for Lilly and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement, $0.4 million under our collaboration agreement with GSK and $0.2 million for research work performed under our agreements with not-for-profit organizations for neglected diseases. For the three months ended March 31, 2012, we recognized $0.8 million for research services performed for Lilly and $0.2 million of the upfront fee received under the Lilly agreement. In addition, we recognized $0.4 million under our collaboration agreement with GSK and $0.3 million of the $7.0 million upfront fee received under the Medicis agreement. We also recognized $0.7 million for research work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases. We expect that our revenues for research work performed under our research and development agreements will increase during the remainder of 2013 as a result of the research work we will be performing under the research agreement we entered into with the Gates Foundation in April 2013.

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

Research and development expenses were $11.2 million and $12.7 million for the three months ended March 31, 2013 and 2012, respectively. Compared to the first quarter of 2012, our first quarter 2013 expenses for our tavaborole program decreased by $0.7 million, while expenses for our AN2728 program remained at the same level. As our tavaborole Phase 3 clinical trials wind down in 2013, our first quarter 2013 costs for this program were lower than they were for the same period in 2012, when we were actively conducting two fully-enrolled Phase 3 trials. This decrease in clinical trial costs was partially offset by the increase in costs for our internal efforts and for consulting services, both related to preparations for the filing our NDA in the second half of 2013. Our total expenses for AN2728 were at the same level for the first quarter of 2013 compared to the same period in 2012 because increases in clinical trial and preclinical study costs for the current period were offset by declines in our AN2728 expenses for manufacturing and for our internal efforts on this program. In the first quarter of 2013, we were actively conducting our Phase 2 dose-ranging trial, completing our Phase 2 safety trial and performing long-term preclinical studies in contrast with the first quarter of 2012 when we were completing less costly safety studies, planning our Phase 2 clinical trials and initiating preclinical studies in atopic dermatitis. In the first quarter of 2013, our AN2728 manufacturing activities were less extensive than they were in the same period in the prior year, when we were manufacturing clinical supplies for our AN2728 Phase 2 trials and preclinical studies.

Due to the legal proceedings relating to our Medicis collaboration, we have suspended our research and development efforts and, as a result, our expenses under this collaboration decreased by $1.4 million in the first quarter of 2013 compared to the same period in 2012. For the first quarter of 2013, our research and development spending also decreased by $0.1 million for our collaboration with GSK and for other research activities when compared to the same period in 2012. These decreases were offset by increases in spending of $0.2 million and $0.5 million for our Lilly collaboration programs and for other research activities, respectively, for the first quarter of 2013 compared to the same period in 2012.

We expect our quarterly research and development expenses for the remainder of 2013 to remain comparable to those for the first quarter of 2013 as the decline in clinical trial costs that will result from the completion of our Phase 3 trials for tavaborole is anticipated to be offset by development and clinical costs for AN2728, our continued spending under our collaborations with GSK and Lilly and for our neglected diseases initiatives, and the increased spending that will result from our new contract with the Gates Foundation.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions and professional fees for legal services, including patent-related services, and auditing and tax services. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses and consulting fees associated with financial, business development and marketing-related services.

The increase in general and administrative expenses in the first quarter of 2013 compared to the same period in 2012 was primarily due to an increase in legal fees, which resulted from the legal proceedings for our disputes with Valeant and Medicis. This increase was partially offset by declines in our expenses for stock-based compensation, salaries and related expenses and accounting fees. We expect that general and administrative expenses will increase in the future due to professional fees related to our legal proceedings, increased marketing activities for tavaborole and the hiring of additional staff.

Interest income. The decrease in interest income for the first quarter of 2013 compared to the same period in 2012 was primarily due to a reduction in average investment balances.

Interest expense. Interest expense increased for the first three months of 2013 compared to the same period in 2012 due to the higher outstanding balance on our debt, which was only partially offset by a lower effective interest rate.

Other expense. The increase in other expense in the first three months of 2013 compared to the same period in 2012 was a result of the deferred financing fees relating to our debt.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, common stock offerings, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly, Medicis, and organizations that fund neglected diseases research, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At March 31, 2013, we had available cash and cash equivalents and short-term investments of $32.4 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(12,056)	$(12,598)
Net cash provided by (used in) investing activities	14,228	(9,484)
Net cash provided by (used in) financing activities	(960)	20,153
Net increase (decrease) in cash and cash equivalents	$1,212	$(1,929)

Net cash used in operating activities was $12.1 million and $12.6 million for the three months ended March 31, 2013 and 2012, respectively. The net cash used in operating activities for both quarters primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities.

Net cash provided by investing activities was $14.2 million for the three months ended March 31, 2013, during which maturities of our short-term investments exceeded purchases of such investments by $14.3 million.  In contrast, our investing activities during the same quarter of 2012 used net cash of $9.5 million as our purchases of short-term investments exceeded the maturities of such investments by $9.4 million and we acquired property and equipment for $0.1 million.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2013 in contrast with the three months ended March 31, 2012 when our financing activities provided net cash of $20.2 million. The net cash used in financing activities for the first quarter of 2013 was primarily due to the principal payments on our loan facility of $2.5 million, partially offset by net proceeds of $1.3 million from the sale of common stock related to our “at-the-money” common stock offering. The net cash provided by financing activities in the first quarter of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012.

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

We believe that our existing capital resources, including the estimated net proceeds from the sales of our common stock in our private placement offering in April 2013 and in our public stock offering in May 2013, will be sufficient to meet our anticipated operating requirements until at least the end of 2013. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, or a combination of the above. If adequate funds are not available on acceptable terms when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs, including our AN2728 trials, or our commercialization efforts for tavaborole, out-license intellectual property rights to tavaborole and/or our other product candidates on terms that are not advantageous to us, sell unsecured assets, or a combination of the above, and/or cease our operations, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to make its scheduled debt payments on a timely basis or at all.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The contractual obligations for 2013 and beyond have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of March 31, 2013 are comprised of a money market fund, U.S treasury securities and federal agency securities with minimum ratings of AAA or AA+ and a remaining average maturity of the entire portfolio of 62 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. In May 2013, Valeant agreed that the launch of IDP-108 will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing, which was previously scheduled for May 6-8, 2013 was canceled. We have reviewed our position carefully and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearing.

On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis Pharmaceutical Corporation (Medicis) seeking damages related to payment for the achievement of certain preclinical milestones under the research and development option and license agreement with Medicis dated February 9, 2011. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. The parties recently completed oral arguments on the motion to dismiss and are awaiting the ruling on the motion. We intend to vigorously enforce our rights under the agreement and believe we have meritorious defenses against Medicis’ filed complaint and motion. Medicis was acquired by Valeant in December 2012.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the three months ended March 31, 2013 and 2012 of $15.1 million and $14.3 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $56.1 million, $47.9 million and $10.1 million for 2012, 2011 and 2010, respectively, and as of March 31, 2013, we had an accumulated deficit of approximately $230.3 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that research and development expenses will remain comparable in the future as we progress our product candidates through clinical development, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, and Medicis Pharmaceutical Corporation, or Medicis. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenues. We will no longer receive revenues from our collaboration with GSK from the development of AN3365 (formerly known as GSK ‘052), and future milestones and revenues under our agreement with GSK may not be achieved as the other molecules under the collaboration are at a much earlier stage of development such that GSK may not exercise its option to license additional product candidates that may be identified pursuant to our agreement, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with Lilly and Medicis are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.*

Our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2012 a statement with respect to our ability to continue as a going concern. However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We believe that our existing capital resources, including the estimated net proceeds from the private placement offering in April 2013 and the public stock offering in May 2013 will be sufficient to meet our anticipated operating requirements until at least the end of 2013. While we believe that we currently have sufficient resources to fund our operations until at least the end of 2013, we will need to obtain additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond 2013.

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

•                  the success of our clinical trials through all phases of clinical development, including our recently-completed Phase 3 clinical trials of tavaborole and planned trials of AN2728;

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

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million, $24.0 million and $23.0 million in February 2012, October 2012 and May 2013, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million, $22.6 million and $21.4 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 “at the market” stock offering, through May 1, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. In April 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million. We have no other commitments or arrangements for any additional financing to fund our research and development programs other than through research funding under our collaboration with Lilly; reimbursements from our various collaborations related to our neglected diseases initiatives; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements until at least the end of 2013. While we believe that we currently have sufficient resources to fund our operations until at least the end of 2013, we will need to raise additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond 2013. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. We intend to file an NDA in mid-2013. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, Lilly’s development program for our two partnered animal health product candidates may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The regulatory development and review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Any regulatory approval of any of our products or product candidates, once obtained, also may be withdrawn. If tavaborole, AN2728 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, GSK discontinued clinical development of AN3365 in October 2012 and, as all rights to AN3365 have reverted to us, we have not yet determined if we will proceed with any further development of this molecule.

Changes in regulatory requirements and guidance may occur and we or any partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any partners to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate, clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials ultimately also may lead to the denial of regulatory approval of a product candidate.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If tavaborole, AN2728, AN5568, also referred to as SCYX-7158 for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of planned Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have recently completed our first Phase 3 clinical trials of tavaborole and are planning to conduct Phase 3 clinical trials of AN2728 in atopic dermatitis. The conduct of successful Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. We have limited experience in preparing, submitting and prosecuting regulatory filings and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to an NDA submission, acceptance and approval of tavaborole, AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing AN2728 and other product candidates we are developing.

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

•                  timing of market introduction and perceived effectiveness of competitive products, including information provided in competitor products’ package inserts;

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

•                  lack of convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant Pharmaceuticals International, Inc., or Valeant, filed its NDA for IDP-108 in July 2012, and stated that IDP-108 has a Prescription Drug User Fee Act, or PDUFA date of May 24, 2013, the target date for FDA action on the IDP-108 NDA. In May 2013, Valeant agreed that the launch of IDP-108 will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. If approved, IDP-108 may be the first to market with data that may be competitive with our data from tavaborole’s Phase 3 studies. If IDP-108 reaches the market prior to tavaborole, the competitive position of tavaborole may be harmed significantly and the diminished value of tavaborole in such event could have a significant adverse effect on our business. Additionally, our product candidates intended for use against neglected diseases, such as AN5568, are not expected to generate significant revenues, if any.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Most of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, tavaborole faces potential competition from Valeant’s IDP-108, which is not only ahead of tavaborole in the regulatory approval process, but also would be marketed by a pharmaceutical company with significantly greater resources and commercial experience than we currently possess.

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

•                  manufacturing and distribution expertise; and

•                  sales and marketing expertise.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors also may develop drugs that are more effective, more widely used and less costly than ours and also may be more successful than us in manufacturing and marketing their products.

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our dermatological product candidates.*

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Penlac and generic versions of those compounds as well as lasers, which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole also will compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 also would compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole (also known as IDP-108), a novel topical triazole that completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, Inc., or DPS, a wholly-owned subsidiary of Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and has a PDUFA date of May 24, 2013. On October 24, 2012, we filed a demand for arbitration with JAMS regarding a breach of contract dispute between Valeant and us, arising out of a master services agreement entered into by Anacor and DPS in March 2004 related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We have asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. In May 2013, Valeant agreed that the launch of IDP-108 will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing which was previously scheduled for May 6-8, 2013 was canceled. We have reviewed our position carefully and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearing. Accordingly, there can be no assurance as to the projected timing and outcome of the proceedings against Valeant.

Other late-stage development candidates that might compete with tavaborole include an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy’s Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least four lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, in July 2012, Topica Pharmaceuticals began enrolling a 300-patient Phase 2b/3 safety and efficacy study with topical luliconazole.

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

Current treatments for onychomycosis are often not reimbursed by third-party payors. We do not know the extent to which tavaborole will be reimbursed if it is approved. Reimbursement decisions by third-party payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728, also will be subject to uncertain reimbursement decisions by third-party payors. Our products are less likely to be used if they do not receive adequate reimbursement.

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

Virtually all countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government’s health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

Healthcare policy changes, including the Healthcare Reform Act, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from U.S. government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-

deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

We plan to enter into sales and marketing arrangements with third parties for international sales of any approved products. To market and commercialize any product candidates outside of the United States, we or any third parties that are marketing or selling our products must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks such as pricing of the product, which will likely require negotiations with foreign governments or agencies of such governments prior to commercialization in these other countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

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

Our product candidates also will be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We also will be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and the Gates Foundation. These research collaborations may fail to successfully identify product candidates, may result in disputes, or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected. *

At March 31, 2013, we have three significant ongoing collaboration agreements: an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; and a February 2011 research and development option and license agreement with Medicis, or the Medicis Agreement, for the discovery, development, and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne.  In April 2013, we entered into a research collaboration with the Bill &

Melinda Gates Foundation (the “Gates Foundation” ) to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). Under the research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates and to create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation. In connection with the research agreement, the Gates Foundation purchased shares of our common stock for net proceeds of approximately $5.0 million.

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

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected. For example, on November 28, 2012, we filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement and seeking damages related to payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the Medicis Agreement. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. The parties recently completed oral arguments on the motion to dismiss and are awaiting the ruling on the motion. We intend to vigorously enforce our rights under the Medicis Agreement and believe we have meritorious defenses against Medicis’ filed complaint and motion. Medicis was acquired by Valeant in December 2012.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.

We have limited experience manufacturing our product candidates on a large clinical scale, limited experience manufacturing our active pharmaceutical ingredient on a commercial scale and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our product candidates and our supply chain, and if we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. If tavaborole is approved, the inability to manufacture sufficient supplies of the drug product could adversely affect product commercialization. We also outsource to third parties the active ingredient and drug product manufacturing for AN2728 and our other product candidates. We currently do not have any agreements with third-

party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, as well as for other suppliers’ product candidates, and also are subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

As of April 1, 2013, we are the owner of record of 14 issued U.S. patents and 17 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 23 U.S. patent applications (2 provisional and 21 non-provisional), 4 international (PCT) patent applications and 144 non-U.S. patent applications in at least 39 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our current legal proceedings with Valeant regarding IDP-108, we have spent considerable resources, including management time, in the proceedings and we expect that, as we move closer to the arbitration hearing, the costs will increase. Notwithstanding our commitment to move forward, Valeant has significantly more resources than we do and in any event there can be no assurance that our efforts in this proceeding will be successful.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our recent collaboration with the Gates Foundation, and, in the case of those funded research activities, we could ultimately lose the rights we do have under certain circumstances.*

Some of our intellectual property rights related to compounds that are not in clinical development as of April 1, 2013 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of April 1, 2013 were developed through collaborations. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of April 1, 2013, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of April 1, 2013, none of our other clinical product candidates are being considered for use in the DNDi collaboration. Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of April 1, 2013 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through our collaboration with MMV. As of April 1, 2013, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of April 1, 2013, none of our clinical product candidates are being considered for use in the MMV collaboration.

Under our Gates Foundation collaboration, our research efforts with respect to project compounds in neglected diseases and foundation priority areas in identified developing countries are subject to co-ownership or exclusive exploitation rights of the Gates Foundation. While we have a first right to develop and commercialize those project compounds, we are required to implement a global access program for such compounds and we may not be able to further develop or exploit project compounds identified in the collaboration.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.*

As of April 1, 2013, we jointly own 1 non-provisional U.S. patent application and 1 international (PCT) patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 1 provisional U.S. patent application, 2 non-provisional U.S. patent applications, 2 international (PCT) patent applications and 14 non-U.S. patent applications. The rights of our collaborators to these and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

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

We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The growth of our operations and our initial public offering created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to create the level of segregation of duties customary for a U.S. public company.

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

As of April 15, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 69% of our common stock based on reports filed with the SEC. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

If we raise additional capital by issuing securities in the future, such as under our existing equity distribution agreement, it will cause dilution to existing stockholders and may cause our share price to decline.*

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $25.0 million, from time to time. The number of shares ultimately offered for sale by Wedbush is dependent upon the number of shares that we elect to sell through Wedbush under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock through Wedbush under the agreement may cause the trading price of our common stock to decline.

Additionally, and separate from our equity securities agreement with Wedbush, in April 2013 and May 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million and $21.4 million, respectively. To the extent that we raise additional capital by issuing equity securities under the agreement with Wedbush or otherwise, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of our common stock in the “at the market” offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

We may issue shares of our common stock with aggregate sales proceeds of up to $25.0 million from time to time in connection with the “at the market” offering. Through May 1, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and currently have approximately $23.6 million potentially remaining available for sale under our “at the market” offering and the issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

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

A significant portion of our total outstanding shares of common stock is subject to demand registration rights, which could require us to register such shares for public sale at the holders’ option.

Holders of shares of our common stock who are party to an investors’ rights agreement and a registration rights agreement with us, and holders of shares who are party to another agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Date: May 10, 2013	ANACOR PHARMACEUTICALS, INC.

/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2(2)	Form of the Registrant’s Common Stock Certificate.

4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.

4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.

4.4(2)	Amended and Restated Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.

4.5(2)	Preferred Stock Purchase Warrant to purchase shares of Series D convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of May 1, 2008.

4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.

4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.

4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.

4.9(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.

4.10(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.

4.11(5)	Form of Senior Debt Indenture.

4.12(5)	Form of Subordinated Debt Indenture.

4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.

4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.

4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.

4.16(9)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.

4.17(9)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.

4.18(9)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.

4.19(10)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.

4.20(10)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.

10.27(i)(11)	Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated January 18, 2013.

10.27(ii)(11)	Amendment No. 1 to Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated March 4, 2013.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(12)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Exhibit Number	Description
101 (13)

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

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

(5)                                 Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(6)                                 Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 26, 2011, and incorporated herein by reference.

(7)                                 Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 on November 14, 2011, and incorporated herein by reference.

(8)                                 Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 on May 12, 2011, and incorporated herein by reference.

(9)                                 Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference.

(10)                          Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended September 30, 2012 on November 9, 2012, and incorporated herein by reference.

(11)                         Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2012 on March 18, 2013, and incorporated herein by reference.

(12)                          This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(13)                          The XBRL information is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing, and is not subject to liability under Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.