Form 10-Q
period 2013-06-30
Anacor Pharmaceuticals, Inc.
filed 2013-08-09
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013, there were 40,558,437 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	June 30,	December 31,
	2013	2012 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,315	$10,335
Short-term investments	38,507	35,181
Restricted investments	1,698	—
Contract receivable	1,470	1,203
Prepaid expenses and other current assets	2,552	2,574
Total current assets	51,542	49,293
Property and equipment, net	1,295	1,516
Restricted investments	3,591	197
Other assets	543	65
Total assets	$56,971	$51,071

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,800	$3,019
Accrued liabilities	8,299	9,590
Notes payable	—	9,826
Deferred revenue	2,360	2,886
Deferred rent	1	70
Total current liabilities	15,460	25,391
Notes payable, less current portion	27,714	15,841
Deferred revenue, less current portion	5,402	4,192
Deferred rent, less current portion	986	836
Commitments and contingencies

Redeemable common stock	4,952	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	40	36
Additional paid-in capital	246,808	219,983
Accumulated other comprehensive income (loss)	(6)	3
Accumulated deficit	(244,385)	(215,211)
Total stockholders’ equity	2,457	4,811
Total liabilities, redeemable common stock and stockholders’ equity	$56,971	$51,071

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$3,424	$2,562	$5,132	$4,979
Total revenues	3,424	2,562	5,132	4,979

Operating expenses:
Research and development	10,146	14,100	21,305	26,768
General and administrative	5,086	2,671	9,802	6,101
Total operating expenses	15,232	16,771	31,107	32,869

Loss from operations	(11,808)	(14,209)	(25,975)	(27,890)
Interest income	14	19	28	40
Interest expense	(903)	(638)	(1,814)	(1,292)
Other expense	(18)	(12)	(32)	(25)
Loss on early extinguishment of debt	(1,381)	—	(1,381)	—
Net loss	$(14,096)	$(14,840)	$(29,174)	$(29,167)
Net loss per common share — basic and diluted	$(0.36)	$(0.47)	$(0.78)	$(0.95)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	39,273,330	31,504,723	37,569,275	30,706,036

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(14,096)	$(14,840)	$(29,174)	$(29,167)
Change in unrealized gain (loss) on investments	(11)	(1)	(9)	(5)
Comprehensive loss	$(14,107)	$(14,841)	$(29,183)	$(29,172)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities
Net loss	$(29,174)	$(29,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273	339
Amortization of debt discount and debt issuance costs	337	252
Stock-based compensation	2,014	1,858
Amortization of premium on short-term investments	215	308
Accrual of final payment on notes payable	318	218
Noncash loss on early extinguishment of debt	1,175	—
Changes in assets and liabilities:
Contract receivable	(267)	(447)
Prepaid and other current assets	99	(721)
Other assets	(281)	755
Accounts payable	1,781	531
Accrued liabilities	(1,291)	(1,113)
Deferred revenue	684	(1,277)
Deferred rent	81	(5)
Net cash used in operating activities	(24,036)	(28,469)

Investing activities
Transfers to restricted investments	(5,092)	—
Purchases of short-term investments	(32,886)	(39,357)
Maturities of short-term investments	29,337	38,535
Acquisition of property and equipment	(52)	(222)
Net cash used in investing activities	(8,693)	(1,044)

Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	4,952	—
Proceeds from the sale of common stock, net of issuance costs	22,607	19,923
Proceeds from issuance of notes payable	30,000	—
Principal payments on notes payable	(25,716)	(872)
Final payment on notes payable	(1,650)	—
Payment of financing fee, debt issuance costs and loan fees	(877)	—
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	393	243
Net cash provided by financing activities	29,709	19,294

Net decrease in cash and cash equivalents	(3,020)	(10,219)
Cash and cash equivalents at beginning of period	10,335	15,169
Cash and cash equivalents at end of period	$7,315	$4,950

Supplemental disclosure of noncash financing activities:
Fair value of warrants to purchase common stock issued in connection with notes payable	$1,815	$—
Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable	$3,018	$789

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

Need to Raise Additional Capital

Since inception, the Company has generated an accumulated deficit as of June 30, 2013 of approximately $244.4 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. The Company believes that its existing capital resources, including the available funds under its expanded debt facility, will be sufficient to meet its anticipated operating requirements until mid-2014. While management believes that the Company currently has sufficient resources, including the available funds under its expanded debt facility, to fund its operations until mid-2014, additional capital will be needed to complete the development and potential commercialization of tavaborole, fund its other research and development activities and meet the operating requirements of the Company beyond mid-2014. The Company expects to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of the Company’s other product candidates, or a combination of these sources. If adequate funds are not available on acceptable terms when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of the Company’s other product candidates on terms that are not advantageous to the Company, out-license intellectual property rights to tavaborole or the Company’s other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to make its scheduled debt payments on a timely basis or at all.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which considers the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three and six months ended June 30, 2013 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2012 balance sheet is derived from the audited financial statements for the year ended December 31, 2012 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

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

Cash, Cash Equivalents, Short-Term Investments and Restricted Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Unless restricted, investments with a maturity date of more than three months, but less than twelve months, from the date of purchase, are considered short-term investments and are classified as current assets. The Company’s short-term investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available for sale securities sold is based on the specific-identification method. Restricted investments are classified as a current or noncurrent asset based upon the terms of the relevant contract and, in some cases, management’s estimate of when the restrictions will be eliminated.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at June 30, 2013 and December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At June 30, 2013 and December 31, 2012, approximately 78% and 85%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments and restricted investments at June 30, 2013 and December 31, 2012 are primarily held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from collaboration agreements with Lilly and GSK and the research agreement with the Bill and Melinda Gates Foundation (Gates Foundation) (See Note 6). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For the three and six months ended June 30, 2012, the Company also recognized contract revenues from its collaboration with Medicis Pharmaceutical Corporation (Medicis), which was acquired by Valeant Pharmaceuticals International, Inc. (Valeant) in December 2012, and from a subcontract with a research institution, each of which accounted for 10% or more of its total revenues during those periods.

Contract revenues from the Gates Foundation, collaborators and research institutions that accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Gates Foundation	38%	—	25%	—
Lilly	28%	42%	40%	41%
GSK	*	15%	13%	16%
Research Institution B	10%	—	*	—
Medicis	—	11%	—	12%
Research Institution A	—	17%	—	16%

*     less than 10% of total revenue

Contract Receivables

At June 30, 2013 and December 31, 2012, the contract receivable included $0.8 million in research funding due from Lilly (see Note 6) as of both dates, $0.6 million and $0.3 million due from GSK (see Note 6), respectively, and $0.1 million due from other agreements as of both dates.

The Company’s contract receivable is primarily composed of amounts due under collaboration and research agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three and six months ended June 30, 2013, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss per common share:
Numerator:
Net loss	$(14,096)	$(14,840)	$(29,174)	$(29,167)
Denominator:
Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	39,273,330	31,504,723	37,569,275	30,706,036
Net loss per common share—basic and diluted	$(0.36)	$(0.47)	$(0.78)	$(0.95)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options	5,056,549	3,952,652	5,056,549	3,952,652
Warrants to purchase common stock	980,072	367,371	980,072	367,371
	6,036,621	4,320,023	6,036,621	4,320,023

Recent Accounting Pronouncements

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has not yet evaluated the impact of the new standard on its condensed financial statements.

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

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

June 30, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$5,737	$—	$—	$5,737
U.S. treasury securities	Level 2	6,022	1	—	6,023
Federal agency securities	Level 2	39,134	—	(7)	39,127
Total available for sale securities		50,893	1	(7)	50,887
Less:
Amounts classified as cash and cash equivalents		7,288	—	—	7,288
Amounts classified as restricted investments		5,092	—	—	5,092
Amounts classified as short-term investments		$38,513	$1	$(7)	$38,507

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$8,834	$—	$—	$8,834
U.S. treasury securities	Level 2	7,115	1	—	7,116
Federal agency securities	Level 2	29,564	3	(1)	29,566
Total available for sale securities		45,513	4	(1)	45,516
Less: amounts classified as cash and cash equivalents		10,335	—	—	10,335
Amounts classified as short-term investments		$35,178	$4	$(1)	$35,181

All marketable securities held at June 30, 2013 and December 31, 2012 had original maturities at the date of purchase of less than one year. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three and six months ended June 30, 2013 and 2012.

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

During the three and six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At June 30, 2013 and December 31, 2012, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities and federal agency securities (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Commitments and Contingencies

Operating Leases

On May 15, 2013, the Company amended the original lease agreement for its 36,960 square-foot building consisting of office and laboratory space located in Palo Alto, California, its corporate headquarters. Under the terms of the lease amendment, the landlord was granted a right to terminate the lease as of a date prior to March 31, 2018 with the following terms:  (i) landlord may exercise its right by written notice (Early Termination Notice) to the Company; (ii) the Early Termination Notice shall specify a lease term expiration date no earlier than twelve (12) months from the delivery of the Early Termination Notice to the Company; and (iii) the Early Termination Notice may be delivered on or after June 30, 2015. The earliest effective date for the expiration of the lease under the terms of the lease amendment is June 30, 2016. All other terms of the original lease agreement remain unchanged under the lease amendment.

As consideration for entering into the lease amendment, the Company received a rent credit of $0.7 million, which will be applied to the monthly base rent under the original lease commencing June 1, 2013 and continuing for each successive month thereafter until the full amount of the rent credit has been applied. At any time, the landlord may elect to make a lump sum payment of any remaining balance of the unapplied rent credit, at which time the base rent monthly payments under the original lease will resume. In addition to the $0.4 million allowance for tenant improvements provided by the landlord under the original lease, the $0.7 million rent credit has been included in deferred rent and is being amortized over the remaining term of the lease, on a straight-line basis, as a reduction to rent expense. As of June 30, 2013, $1.0 million has been included as deferred rent in the condensed balance sheets related to this lease. The Company will continue to provide a security deposit in the amount of $0.1 million in the form of a standing letter of credit and continues to be responsible for certain operating expenses.

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

The Company has certain agreements with contract research organizations and other parties with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

Legal Proceedings

On October 24, 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS), seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company’s efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company’s currently pending assertions include breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The Company is seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. On May 28, 2013, Valeant received a Complete Response Letter from the United States Food and Drug Administration (FDA) related to its New Drug Application (NDA) for efinaconazole, its topical product candidate for the treatment of onychomycosis. In addition, on May 2, 2013, Valeant agreed that the launch of efinaconazole will not occur until after the Company’s September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing, which was previously scheduled for May 2013, was canceled. The Company has carefully reviewed its position and believes that it has meritorious claims; however, the Company will need to prove such claims in the arbitration hearing.

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

5. Notes Payable

On June 7, 2013, the Company entered into a loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (the lenders, or together Hercules) under which the Company may borrow up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million (the Loan Facility).

The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million is available to the Company at its discretion, and the third tranche is available to the Company upon confirmation of the U.S. Food and Drug Administration (FDA) approval of the tavaborole NDA. The second tranche of $10.0 million will be available for drawdown through December 5, 2013, and the third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of tavaborole. The interest rate applicable to each tranche is a variable rate based upon the greater of either  (i) 11.65% or (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. Payments under the Loan Agreement are interest only until January 1, 2015 (or if the FDA approves tavaborole on or before December 15, 2014, the interest only period is extended to July 1, 2015), followed by equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2017.

The Company paid Hercules financing fees of $0.5 million and incurred other debt issuance costs, including legal fees, of $0.4 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively. In addition, if the Company repays all or a portion of the loan prior to maturity, it will pay Hercules a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to June 7, 2014, 2% if the prepayment occurs prior to June 7, 2015, or 1% if the prepayment occurs prior to July 1, 2017.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain any specific financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest or in the value of the collateral and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and until any such default has been cured, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

The loan is secured by all assets of the Company except intellectual property. Under the loan agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property, except that the Company may grant non-exclusive licenses of intellectual property entered into in the ordinary course of business, and licenses approved by the Company’s Board of Directors that may be exclusive in respects other than territory and may be exclusive as to territory as to discrete geographical areas outside of the United States.

In connection with the Loan Agreement, the Company issued warrants to Hercules to purchase 528,375 shares of its common stock at an exercise price of $5.11 per share (the Warrants). The Warrants are immediately exercisable and may be exercised on a cashless basis. The Warrants will terminate, if not earlier exercised, on the earlier of June 7, 2018 and the closing of certain merger or consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer or a combination thereof. The fair value of the warrants issued was approximately $1.8 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 1.1% based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 81% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of 5 years, which is the contractual life of the warrants; and a dividend yield of 0%. The Company recorded a debt discount of $1.8 million to additional paid-in capital associated with the issuance of the Warrants.

The interest on the loan was calculated using the interest method with the debt issuance costs paid directly to Hercules (financing fees) and the fair value of the warrants issued to Hercules treated as a discount on the debt. The Company’s debt issuance costs for legal fees and other debt-related expenses are included as prepaid expenses and other current assets and as other assets in the accompanying condensed balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other expense in the condensed statements of operations.

In June 2013, the Company recorded a loss of approximately $1.4 million on the early extinguishment of its previous debt. This loss is recorded as a loss on early extinguishment of debt in 2013 in the statements of operations.

Future payments as of June 30, 2013 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2013	$1,718
2014	3,543
2015	13,890
2016	13,890
2017	7,029
Total minimum payments	40,070
Less amount representing interest	10,070
Notes payable, gross	30,000
Unamortized discount on notes payable	(2,286)
27,714
Less current portion of notes payable, including unamortized discount	—
Notes payable, less current portion	$27,714

The Company recorded interest expense related to all borrowings of $0.9 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. Included in interest expense for these periods was $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, for the amortization of the financing fees and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts, is 16.4%.

6. License, Research, Development and Commercialization Agreements

Gates Foundation

On April 5, 2013, the Company entered into a Research Agreement (the Research Agreement) with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). Under the Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term (the Research Funding) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company is also responsible for creating, during the first 18 months following execution of the Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the Library). Once the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Foundation grants access (the Library Access Services) for the subsequent five-year period.

Upon signing the Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the Advance Funds). These Advance Funds will be replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.7 million, and will pay an additional $0.1 million in August 2013, as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Research Agreement (the Pre-Contract Reimbursements). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $17.7 million of Research Funding.

Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Research Agreement will continue in effect until the later of five years from the effective date or the expiration of the Company’s specified obligation to provide access to the expanded library compounds. Either party may terminate the Research Agreement for the other party’s uncured material breach of the Research Agreement.

In connection with the Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds)  (see Note 7). In addition, in connection with both the Research Agreement and the Purchase Agreement, the Company and the Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Foundation. As a result of such restrictions, in its June 30, 2013 condensed balance sheet, the Company classified $3.5 million of the Stock Proceeds as noncurrent restricted investments and $1.1 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.5 million, as current restricted investments.

The Company evaluated the Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables:  the research activities, the 5-year library access and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration will be allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company’s condensed balance sheets.

The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. Through June 30, 2013, the Company recognized total revenue of $1.3 million under the Research Agreement. As of June 30, 2013, the Company has deferred revenue of $1.2 million, consisting of $0.5 million related to the unspent Advance Funds and $0.7 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Research Agreement were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(unaudited)
Contract revenue:
Amortization of Pre-Contract Reimbursements	$55	$55
Reimbursement for research costs	1,247	1,247
Total contract revenue	$1,302	$1,302

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for TB and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and may receive additional milestone payments as described below, all of which, when earned, will be non-refundable and non-creditable.

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

The Company evaluated the contingent payments under the agreement with GSK, as amended by the Master Amendment, and determined that the milestone payments described above meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue from such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. For the three and six months ended June 30, 2013 and 2012, the Company did not recognize any revenue from milestone payments under its agreement with GSK.

In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which the Company was recognizing, up until the date of the Master Amendment, over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple element arrangements. In September 2011, the Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement and recognized the remaining deferred revenue balance from the 2007 upfront fee. As of June 30, 2013, the Company has no deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Reimbursement for research and patent costs	$328	$380	$686	$779
Total contract revenue	$328	$380	$686	$779

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis. Through June 30, 2013, the Company has also received $8.6 million in research funding under the agreement with the potential to receive up to a total of $12.0 million in such research funding, if neither party cancels the agreement prior to the completion of the research term. In both 2012 and 2011, the Company received milestone payments of $1.0 million each from Lilly for the selection of development compounds and would be eligible to receive additional payments upon the occurrence of specified development and regulatory events. Included in such additional payments are potential payments of up to $2.0 million for the selection of additional development compounds, which the Company has determined are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. As of June 30, 2013, the Company has deferred revenue of $1.0 million related to the upfront fee and $0.8 million related to the research funding.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219	$438	$438
Research funding	750	852	1,635	1,615
Total contract revenue	$969	$1,071	$2,073	$2,053

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

Under the terms of the agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company has identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Medicis. Through December 31, 2012, the Company recognized revenue from the upfront payment on a straight-line basis over a six-year research term. For the six months ended June 30, 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the pending legal proceedings. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement for this period of time. Revenue recognition under the agreement will be reevaluated each future reporting period based on the Company’s level of research and development activities under the agreement, which may be determined by the status of the legal proceedings. As of June 30, 2013, the Company has deferred revenue of $4.8 million related to the upfront fee, which has been classified as noncurrent deferred revenue.

The Company will also be eligible to receive contingent payments if specified development and regulatory events occur. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company evaluated the contingent payments under the agreement with Medicis and determined that certain of these payments meet the definition of a milestone under the current accounting standards and that all such milestones are substantive. Accordingly, revenue related to such milestones will be recognized in its entirety in the period when the milestone is achieved and collectibility is reasonably assured. These potential milestone payments of up to $33.0 million would be due upon the occurrence of certain development events related to selection of compounds as candidates for further development or as back-up compounds, initiation of a clinical trial and achievement of proof of concept criteria. However, based on the current status of compounds subject to the agreement with Medicis and the current legal proceedings with Medicis, as well as the fact that the decisions that may result in these milestone payments are within Medicis’ control, there can be no assurance that such milestone payments will ever be earned or received by the Company. Through June 30, 2013, the Company did not recognize any revenue from milestones under its agreement with Medicis.

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$292	$—	$583
Total contract revenue	$—	$292	$—	$583

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

In March 2013, the Company received an advance payment of $0.3 million for 2013 research funding in connection with the extension of the previous research agreement with MMV through December 2013. The Company will recognize revenue from the advance payments as the research and development activities are performed. As of June 30, 2013, the Company has deferred revenue of $10,000 associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$215	$149	$291	$297
Total contract revenue	$215	$149	$291	$297

7. Redeemable Common Stock and Stockholders’ Equity

Potentially Redeemable Common Stock

In connection with the Research Agreement (see Note 6), the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with the Gates Foundation pursuant to which the Company issued 809,061 shares of its unregistered common stock at a purchase price of $6.18 per share. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC, which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of termination of the Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company (the Triggering Events), the Company will be obligated, among other remedies, to redeem for cash the Company’s common stock purchased in connection with the Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In connection with both the Research Agreement and the Purchase Agreement, the Company and the Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 6, Gates Foundation).

The Company concluded that certain of these Triggering Events are not solely within the control of the Company; and, accordingly, has classified the potentially redeemable securities outside of permanent equity in temporary equity. The 809,061 shares of common stock issued were recorded as potentially redeemable common stock at an initial carrying amount equal to the net proceeds of approximately $5.0 million, which approximates their issuance date fair value.

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of June 30, 2013. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registration

In December 2012, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

Common Stock Offerings

On January 18, 2013, the Company entered into an equity distribution agreement (the Wedbush Agreement) with Wedbush Securities Inc. (Wedbush) under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of the Company’s common stock through Wedbush, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. Wedbush will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company has also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through June 30, 2013.

Under the terms of the Wedbush Agreement, the Company also may sell its common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through June 30, 2013, the Company sold 401,500 shares of the Company’s common stock under the Agreement for net proceeds to the Company of approximately $1.3 million, after deducting the underwriting discount and other offering costs, including commissions to Wedbush for such sales of approximately $27,000. For the three months ended June 30, 2013, there were no shares of the Company’s common stock sold under the Wedbush Agreement.

On May 1, 2013, the Company issued and sold 3,599,373 shares of the Company’s common stock pursuant to an underwriting agreement (the Underwriting Agreement) with Cowen and Company, LLC as representative of the several underwriters (the Underwriters) for the issuance and sale of up to 3,599,373 shares of the Company’s common stock, including 469,483 shares issued to the Underwriters pursuant to a 30-day overallotment option. The price to the public in this offering was $6.39 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $6.0066 per share. The net proceeds to the Company from this offering, including the exercise of the overallotment option by the Underwriters, were approximately $21.3 million, after deducting the underwriting discount of $1.4 million and other offering expenses of $0.3 million.

8. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Research and development	$741	$510	$1,166	$988
General and administrative	514	390	848	870
Total	$1,255	$900	$2,014	$1,858

For the three and six months ended June 30, 2013, the Company issued 33,023 and 58,765 shares of the Company’s common stock and received approximately $0.1 million and $0.2 million, respectively, in cash from the exercise of stock options. Total stock options granted for the three and six months ended June 30, 2013 were 1,340,020 shares, which included no stock option grants to nonemployee advisors and 1,381,320 shares, which included stock option grants for 27,000 shares to nonemployee advisors, respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options granted to employees and the Company’s nonemployee directors was $4.70 and $4.68 for the three and six months ended June 30, 2013, respectively.

At June 30, 2013, there were outstanding stock options to purchase 5,056,549 shares of the Company’s common stock. At June 30, 2013, the Company had $9.4 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.5 years and 0.6 years, respectively. For the six months ended June 30, 2013, there were 52,439 shares of the Company’s common stock purchased under the ESPP. No shares were purchased under the ESPP during the three months ended June 30, 2013.

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

Our most advanced product candidate is tavaborole. In the first quarter of 2013, we reported positive results from both Phase 3 trials conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. Tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints. In the first trial, 6.5% of patients treated with tavaborole met the primary endpoint of “complete cure,” compared with 0.5% of patients treated with vehicle (p=0.001) at week 52. In the second trial, 9.1% of patients treated with tavaborole met the primary endpoint of “complete cure,” compared with 1.5% of patients treated with vehicle (p<0.001) at week 52. “Complete cure” is a composite endpoint that requires both a mycological cure and a completely clear nail. We filed a New Drug Application, or NDA, for tavaborole in July 2013.

For AN2728, we completed a Phase 2 dose-ranging trial in psoriasis in the second quarter of 2010, a second Phase 2 clinical trial in psoriasis in the second quarter of 2011 and a Phase 1 absorption trial in the third quarter of 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics, or PK, and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in August 2012. We completed the Phase 2 safety, PK and efficacy trial in December 2012 with positive results. We completed the Phase 2 dose-ranging trial in March 2013, which demonstrated a clear dose response across four dosing regimens and helped identify the 2.0% BID dosing regimen as optimal for our Phase 3 program in mild-to-moderate atopic dermatitis, which we expect to initiate in the fourth quarter of 2013 or the first quarter of 2014. We initiated a MUSE (maximal use systemic exposure) study in children with atopic dermatitis in July 2013 and intend to initiate a cardiac safety trial for AN2728 in atopic dermatitis in the second half of 2013. In addition to the MUSE study and the cardiac safety trial, we currently anticipate that the remaining clinical studies that will be required for an NDA filing for AN2728 for mild-to-moderate atopic dermatitis include drug-to-drug interaction studies, repeat insult patch tests for cumulative irritation and sensitization, two Phase 3 trials and a long-term safety trial.

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase, or LeuRS, as well as to add a new research program using our boron chemistry platform for tuberculosis, or TB, which is currently being funded by GSK. The amendment also gives GSK options to initiate an additional collaborative research program directed towards LeuRS and to acquire rights to certain specified compounds from Anacor’s malaria program, which is currently being conducted through a collaboration with Medicines for Malaria Venture, or MMV. None of the compounds currently being evaluated as potential lead candidates under this program are subject to GSK’s option.

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

In April 2013, we entered into a research agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Under the agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we are responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from the effective date or the expiration of our specified obligation to provide access to the expanded library compounds.

In connection with the Gates Foundation agreement, we issued 809,061 shares of unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. In the event of termination of the agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased in connection with the agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In addition, the Gates Foundation agreement places certain restrictions on our use of the research funding and the redeemable common stock proceeds we receive from the Foundation.

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and ultimately, if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of African animal trypanosomiasis and the Liverpool School of Tropical Medicine for the treatment of river blindness and lymphatic filariasis. In 2011, DNDi completed pre-clinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

In December 2012, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under this agreement. We have also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through June 30, 2013.

Under the terms of this agreement, we also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through June 30, 2013, we sold 401,500 shares of our common stock under the Agreement. No shares were sold under this agreement during the three months ended June 30, 2013. The net proceeds from these sales were approximately $1.3 million, after deducting the underwriting discount and other offering costs, and we may sell up to an additional $23.6 million in authorized but unsold shares of our common stock under this agreement.

In May 2013, we issued and sold 3,599,373 shares of our common stock, including 469,483 shares issuable to the underwriters pursuant to the overallotment option, in connection with an underwriting agreement with Cowen and Company, LLC, as representative of the several underwriters. The price to the public in this offering was $6.39 per share, for gross proceeds of approximately $23.0 million, and the underwriters purchased the shares from us at a price of $6.0066 per share. Our net proceeds from this offering were approximately $21.3 million, after deducting the underwriting discount and other offering costs.

In June 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender, or together, Hercules, under which we may borrow up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million. We borrowed the first tranche upon the closing of the transaction. We used $22.6 million of the proceeds to repay the remaining obligation under our previous loan and security agreement with Oxford Finance Corporation, or Oxford, and Horizon Technology Finance Corporation, or Horizon, and expect to use the remaining capital to fund development and commercialization activities related to our product candidates.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of June 30, 2013, we have an accumulated deficit of $244.4 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly, Medicis and the Gates Foundation, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur losses in future periods. The size of our future losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, Medicis, the Gates Foundation or any such future collaboration partners and the outcome of our pending legal proceedings. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly, Medicis and/or Gates Foundation agreements are terminated or we are unable to enter into other collaboration agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. Management believes that we currently have sufficient capital resources, including the available funds under our expanded debt facility, to fund our operations until mid-2014. However, additional capital will be needed to complete the potential commercialization of tavaborole, fund other research and development activities and meet our operating requirements beyond mid-2014. To fund our future operations, including research, development and commercialization of our product candidates, we will need to seek additional capital through research and development collaborations; a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or our other product candidates; public or private equity offerings or debt financings; or a combination of these sources.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $1.3 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively and $2.0 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had outstanding options to purchase 5,056,549 shares of our common stock and had $9.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.1 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.5 and 0.6 years, respectively. There were 52,439 common shares purchased under the ESPP for the six months ended June 30, 2013. No shares were purchased under the ESPP for the three months ended June 30, 2013. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. We have not evaluated the impact of the new standard on the condensed financial statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase/ (decrease)	2013	2012	Increase/ (decrease)

Contract revenue	$3,424	$2,562	$862	$5,132	$4,979	$153
Research and development expenses(1)	10,146	14,100	(3,954)	21,305	26,768	(5,463)
General and administrative expenses(1)	5,086	2,671	2,415	9,802	6,101	3,701

Interest income	14	19	(5)	28	40	(12)
Interest expense	903	638	265	1,814	1,292	522
Loss on early extinguishment of debt	1,381	—	1,381	1,381	—	1,381
Other expense	18	12	6	32	25	7

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$741	$510	$231	$1,166	$988	$178
General and administrative expenses	515	390	125	848	870	(22)

Comparison of the Three Months Ended June 30, 2013 and 2012

Contract revenue. For the three months ended June 30, 2013, we recognized $1.3 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to $0.8 million of reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.7 million for research funding and $0.2 million of the $3.5 million upfront fee received under our collaboration with Lilly, $0.3 million primarily for research funding under our collaboration agreement with GSK and $0.9 million for research work performed under our agreements with not-for-profit organizations for neglected diseases. For the three months ended June 30, 2012, we recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement, $0.4 million primarily for research funding under our collaboration with GSK and $0.9 million for research work performed under research and development agreements, including under agreements with not-for-profit organizations for neglected diseases. During the three month period ending June 30, 2012, we also recognized $0.3 million of the $7.0 million upfront fee received under the Medicis agreement.

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

Research and development expenses decreased by $4.0 million in the three months ended June 30, 2013 as compared to the same period in the prior year. Although expenses for our tavaborole and AN2728 programs decreased by $2.9 million and $1.1 million, respectively, these decreases were partially offset by an increase of $1.3 million in research expenses under our new research agreement with the Gates Foundation. As our tavaborole Phase 3 and cardiac safety clinical trials were completed in 2013, our second quarter 2013 costs for this program were lower than they were for the same period in 2012, when we were actively conducting two fully-enrolled Phase 3 trials, initiating the cardiac safety trial and planning for a repeat insult patch test (RIPT) study. This decrease in clinical trial costs for our tavaborole program was partially offset by an increase in costs for consulting services and for our internal efforts, both related to preparations for the filing of our NDA for tavaborole in July 2013. Our total expenses for AN2728 were lower for the second quarter of 2013 compared to the same period in 2012 primarily from decreases in costs related to preclinical studies, clinical trials and internal efforts for the current period. In the second quarter of 2013, we were completing our Phase 2 dose-ranging trial and conducting start up activities for our Phase 1 absorption trial and cardiac safety trial, performing initial manufacturing and regulatory activities in preparation for our Phase 3 clinical trials and performing long-term preclinical studies. In the second quarter of 2012, we were planning our Phase 2 clinical trials, manufacturing supplies for these trials and conducting more extensive preclinical studies.

Due to the legal proceedings related to our Medicis collaboration, we have suspended our research and development efforts and, as a result, we had no expenses under this collaboration in the second quarter of 2013 compared to $0.4 million in the same period in 2012. For the second quarter of 2013, our research and development spending also decreased by $0.8 million under our collaborations with Lilly and GSK and for other research activities, including our neglected diseases programs, when compared to the same period in 2012.

We expect our quarterly research and development expenses for the remainder of 2013 to be comparable to those for the second quarter of 2013, as the decline in clinical trial costs upon completion of our Phase 3 trials for tavaborole is expected to be offset by increased development and clinical costs for AN2728, continued spending under our collaborations with GSK and Lilly and for our neglected diseases initiatives, and increased spending under our research agreement with the Gates Foundation.

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

The increase in general and administrative expenses in the second quarter of 2013 compared to the same period in 2012 was primarily due to an increase in legal fees, which resulted from the legal proceedings for our disputes with Valeant and Medicis. We expect that general and administrative expenses will increase in the future due to additional professional fees related to our legal proceedings, increased marketing activities for tavaborole and the hiring of additional staff.

Interest income. The decrease in interest income for the second quarter of 2013 compared to the same period in 2012 was primarily due to a reduction in average investment balances partially offset by higher yields.

Interest expense and loss on early extinguishment of debt. Interest expense increased for the three months ending June 30, 2013 compared to the same period in 2012 due to the higher outstanding balance on our debt, which was only partially offset by a lower effective interest rate. Upon the early extinguishment of our debt with Oxford and Horizon in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

Other expense. The increase in other expense in the second quarter of 2013 compared to the same period in 2012 was a result of the deferred financing fees relating to our debt.

Comparison of the Six Months Ended June 30, 2013 and 2012

Contract revenue. For the six months ended June 30, 2013, we recognized $1.3 million for research services performed under our research agreement with the Gates Foundation, $0.1 million of which related to $0.8 million of reimbursements for services performed prior to the effective date of the agreement, and $0.7 million primarily for research funding under our collaboration agreement with GSK. We also recognized $1.1 million for research work performed under research and development agreements with not-for-profit organizations for neglected diseases. During each of the six month periods ending June 30, 2013 and 2012, we recognized $1.6 million for research funding and $0.4 million of the $3.5 million upfront fee received under the Lilly agreement. For the six months ended June 30, 2012, we recognized $0.8 million primarily for research funding under our collaboration agreement with GSK and $1.6 million for research work performed under research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. We also recognized $0.6 million of the $7.0 million upfront fee received under the Medicis agreement during the six months ended June 30, 2012.

Research and development expenses. Research and development expenses decreased by $5.5 million for the six months ended June 30, 2013 as compared with the same period in the prior year, primarily due to decreases in costs for our tavaborole and AN2728 programs of $3.6 million and $1.1 million, respectively. As our tavaborole Phase 3 clinical trials were completed in 2013, our costs for the six months ending June 30, 2013 were lower than in the comparable period in 2012 when we were actively conducting our Phase 3 clinical trials and a cardiac safety trial. Partially offsetting the decrease in clinical trial costs were increased costs for consulting and internal efforts as we prepared for our NDA filing for tavaborole in July 2013. The $1.1 million decrease in AN2728 costs occurred mainly because our drug development activities for this product candidate were less extensive during the first six months of 2013 than they were for the same period in 2012. In the first six months of 2013, our drug development efforts were limited to continuation of some preclinical studies initiated in the prior year and manufacturing activities in preparation for our Phase 3 trial and certain regulatory requirements, whereas in the same period in 2012, we were conducting multiple preclinical safety studies for AN2728 as well as manufacturing drug supplies for both our preclinical studies and our planned clinical trials. Partially offsetting the expense declines for drug development were increased clinical trial costs for the six months ended June 30, 2013 compared to the same period in 2012. These clinical costs increased because in the six months ended June 30, 2013, we were actively conducting our Phase 2 dose-ranging trial, completing our Phase 2 safety trial, preparing to initiate our MUSE study and planning for our cardiac safety trials while, during the same period in 2012, our AN2728 clinical activities were limited to planning for our Phase 2 clinical trials.

During the first six months of 2013 as compared to the same period in 2012, our research and development expenses increased by $2.0 million for research activities under our new research agreement with the Gates Foundation and $0.1 million for research and development spending under our collaboration with Lilly. These increases were offset by a $1.8 million decrease in expenses due to the suspension of our research and development activities relating to our Medicis collaboration, a $0.2 million decrease in research expenses under our collaboration with GSK and a $0.9 million decrease from our other research activities, including our neglected diseases programs.

General and administrative expenses. The increase in general and administrative expenses of $3.7 million in the first six months of 2013 compared to the same period in 2012 was primarily due to increases in legal fees relating to our legal proceedings with Valeant and Medicis.

Interest income. The decrease in interest income for the six months ended June 30, 2013 compared to the same period in 2012 was due to a reduction in average investment balances and lower yields.

Interest expense and loss on early extinguishment of debt. Interest expense increased for the first six months of 2013 compared to the same period in 2012 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate. Upon the early extinguishment of our debt with Oxford and Horizon in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty

Other expense. Deferred financing fees relating to our debt remained the same for the six months ended June 30, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, common stock offerings, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly, Medicis, the Gates Foundation and organizations that fund neglected diseases research, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At June 30, 2013, we had cash, cash equivalents, short-term investments and restricted investments of $51.1 million, including $5.3 million of restricted investments.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(24,036)	$(28,469)
Net cash used in investing activities	(8,693)	(1,044)
Net cash provided by financing activities	29,709	19,294
Net decrease in cash and cash equivalents	$(3,020)	$(10,219)

Net cash used in operating activities was $24.0 million and $28.5 million for the six months ended June 30, 2013 and 2012, respectively. The net cash used in operating activities for both periods primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities.

Net cash used in investing activities was $8.7 million for the six months ended June 30, 2013 compared to $1.0 million during the six months ended June 30, 2012. The activities for both periods were primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments.  In addition, for the six months ended June 30, 2013, we transferred $5.1 million related to the redeemable common stock proceeds and the research funding received from the Gates Foundation to restricted investments as a result of restrictions placed on the use of such funds pursuant to our Gates Foundation agreement.

Net cash provided by financing activities was $29.7 million for the six months ended June 30, 2013 compared with $19.3 million for the same period in the prior year. The net cash provided by financing activities for the first six months of 2013 was primarily due to the net proceeds of $21.3 million from the sale of our common stock in May 2013 and the net proceeds of $1.3 million from the sale of common stock related to our “at-the-money” common stock offering in the first quarter of 2013. In addition, cash was provided from the $30.0 million drawdown of the first tranche under our new debt facility with Hercules, offset by the $28.2 million paid for the regularly scheduled principal payments and remaining obligations under the Oxford and Horizon debt facility and for the financing fees, debt issuance costs and loan fees associated with the new Hercules debt. In connection with the research agreement with the Gates Foundation, we also issued shares of redeemable common stock for net proceeds of $5.0 million. The cash provided by financing activities in the first six months of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012, offset by $0.9 million in scheduled principal payments for our Oxford and Horizon debt.

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

We believe that our existing capital resources, including the remaining $15.0 million of borrowing capacity under our expanded debt facility with Hercules, will be sufficient to meet our anticipated operating requirements until mid-2014. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including our ongoing and/or planned trials for AN2728;

•                  the success of our collaborations with GSK, Lilly, Medicis and the Gates Foundation and the attainment of contingent event-based payments and royalties, if any, under those agreements;

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

We expect to finance our future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, or a combination of the above. If adequate funds are not available on acceptable terms when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs, including our AN2728 trials, or our commercialization efforts for tavaborole, out-license intellectual property rights to tavaborole and/or our other product candidates on terms that are not advantageous to us, sell unsecured assets, or a combination of the above, and/or cease our operations, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to make scheduled debt payments on a timely basis or at all.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Remainder of 2013	1 - 3 years	3 - 5 years	Thereafter
Contractual obligations:
Operating leases	$ 7,200	$ 262	$ 3,150	$ 3,358	$430
Notes payable	40,070	1,718	31,323	7,029	—
Total contractual obligations	$47,270	$1,980	$20,584	$24,276	$430

Operating Leases

In May 2013, we amended the lease for our 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. Under the amendment, the landlord was granted a right to terminate the lease as early as June 2016, with a twelve month written notice. The original expiration date of the lease was March 2018. As consideration for entering into the amendment, we received a rent credit of $0.7 million, which will be applied to the monthly base rent under the original lease commencing June 1, 2013 for six months. The future payments under the lease amendment are included in the table of contractual obligations above. See Note 4 to the condensed financial statements.

Notes Payable

On June 7, 2013, we entered into a loan and security agreement with Hercules to provide up to $45.0 million, available in three tranches of $30.0 million, $10.0 million and $5.0 million each (see Note 5 to the condensed financial statements). The first $30.0 million tranche was drawn on June 7, 2013, at which time we repaid $22.6 million of the remaining obligations under our previous debt facility with Oxford and Horizon. The future payments under the new debt facility are included as notes payable in the table of contractual obligations above.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of June 30, 2013 are comprised of a money market fund, U.S treasury securities and federal agency securities with minimum ratings of AAA or AA+ and a remaining average maturity of the entire portfolio of 136 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. Our currently pending assertions include breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. On May 28, 2013, Valeant received a Complete Response Letter from the United States Food and Drug Administration (FDA) related to its New Drug Application (NDA) for efinaconazole, its topical product candidate for the treatment of onychomycosis. In addition, on May 2, 2013, Valeant agreed that the launch of efinaconazole will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing, which was previously scheduled for May 2013, was canceled. We have reviewed our position carefully and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearing.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the six months ended June 30, 2013 and 2012 of $29.1million and $29.2 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $56.1 million, $47.9 million and $10.1 million for 2012, 2011 and 2010, respectively, and as of June 30, 2013, we had an accumulated deficit of approximately $244.4 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that research and development expenses will remain comparable in the future as we progress our product candidates through clinical development, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, Medicis Pharmaceutical Corporation, or Medicis, and the Bill and Melinda Gates Foundation, or the Gates Foundation. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenues. We will no longer receive revenues from our collaboration with GSK from the development of AN3365 (formerly known as GSK ‘052), and future milestones and revenues under our agreement with GSK may not be achieved as the other molecules under the collaboration are at a much earlier stage of development such that GSK may not exercise its option to license additional product candidates that may be identified pursuant to our agreement, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with Lilly and Medicis are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

We believe that our existing capital resources, including the estimated net proceeds from the private placement offering in April 2013, the public stock offering in May 2013, and full utilization of our expanded debt facility will be sufficient to meet our anticipated operating requirements until mid-2014, which is the earliest time we might anticipate FDA approval of tavaborole. While we believe that we currently have sufficient resources to fund our operations until mid-2014, we will need to obtain additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond mid-2014. Furthermore, any delays in, or unanticipated costs for, our development, litigation and regulatory efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond mid-2014.

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

•                  the need to obtain and maintain regulatory approval for tavaborole, for which we filed an NDA in July 2013, AN2728, or any of our other product candidates;

•                  delays in the acceptance of filing of an NDA as well as commencement, enrollment and the timing of clinical testing for our product candidates;

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

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.*

Developing and obtaining approval for pharmaceutical products, including conducting preclinical studies and clinical trials and obtaining sufficient data for regulatory approval, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million, $24.0 million and $23.0 million in February 2012, October 2012 and May 2013, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million, $22.6 million and $21.3 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 “at the market” stock offering, through June 30, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. In April 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million. Beyond the $15.0 million of additional debt drawdowns under our new debt facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., or together, Hercules, $5.0 million of which is available upon the FDA approval of tavaborole, we have no other commitments or arrangements for any additional financing to fund our research and development programs other than through research funding under our collaboration with Lilly; reimbursements from our various collaborations related to our neglected diseases initiatives, including from our Gates Foundation collaboration; and contingent milestone or royalty payments from GSK, Lilly or Medicis, which we may not receive. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements until mid-2014. While we believe that we currently have sufficient resources to fund our operations until mid-2014, we will need to raise additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond mid-2014. Furthermore, any delays in, or unanticipated costs for, our development, litigation and regulatory efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond mid-2014. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, the timing of  our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the recently-completed Phase 3 clinical trials for tavaborole and additional clinical trials for AN2728;

•                  the success of our collaborations with GSK, Lilly, Medicis and the Gates Foundation and the attainment of milestones and royalty payments, if any, under those agreements;

•                  the number and characteristics of product candidates that we pursue;

•                  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

•                  the outcome, timing and cost of regulatory approvals, including the tavaborole NDA that we filed in July 2013;

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

Raising funds through lending arrangements may restrict our operations or produce other adverse results. *

Our current loan and security agreement with Hercules, which we entered into in June 2013, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lenders’ lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. We filed an NDA for tavaborole in July 2013 and anticipate acceptance of the NDA to occur in the third quarter of 2013. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, Lilly’s development program for our two partnered animal health product candidates may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

Changes in regulatory requirements and guidance may occur and we or any partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any partners to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials ultimately also may lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Drugs for Neglected Diseases initiative, or DNDi, Medicis, the Gates Foundation or our potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

We have limited experience in conducting Phase 3 clinical trials and while we have submitted our first NDA for tavaborole in July 2013, we may be unable to do so for AN2728 and other product candidates we are developing.*

We have recently completed our first Phase 3 clinical trials of tavaborole and are planning to conduct Phase 3 clinical trials of AN2728 in atopic dermatitis. The conduct of successful Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. We have limited experience in preparing, submitting and prosecuting regulatory filings and have submitted our first NDA for tavaborole in July 2013, which is pending FDA acceptance and review. Consequently, we may be unable to obtain timely acceptance of our NDA or successfully and efficiently execute and complete additional planned clinical trials in a way that leads to an NDA submission, acceptance and approval of AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing AN2728 and other product candidates we are developing.

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

•                  we may be subject to litigation or product liability claims; and

•                  our reputation may suffer.

Any of these events could prevent us, GSK, Lilly, Medicis, the Gates Foundation or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

All of our product candidates require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our product candidates will harm our business.*

All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. In July 2013, we filed an NDA for tavaborole and our financial plans currently relate to timely acceptance and approval of such NDA in mid-2014. Any delay in acceptance or approval of our NDA may place tavaborole at a competitive disadvantage and may increase our need for additional resources, which may result in increased difficulty for us to raise necessary capital to support future operations.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We submitted our first NDA for tavaborole in July 2013. We, GSK, Lilly, Medicis, the Gates Foundation or our potential future partners may be unable to submit additional NDAs in the United States or any marketing approval application or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. In addition, as a routine part of the evaluation of any potential drug, clinical trials are generally conducted to assess the potential for drug-to-drug interactions that could impact potential product safety. To date, we have not been requested to perform drug-to-drug interaction studies on our topical product candidates, but should we commence such studies, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

•                  lack of convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant Pharmaceuticals International, Inc., or Valeant, filed its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis, in July 2012, and stated that efinaconazole has a Prescription Drug User Fee Act, or PDUFA date of May 24, 2013, the target date for FDA action on the efinaconazole NDA. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole. In addition, on May 2, 2013, Valeant agreed that the launch of efinaconazole will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. If approved, efinaconazole may be the first to market with data that may be competitive with our data from tavaborole’s Phase 3 studies. If efinaconazole reaches the market prior to tavaborole, the competitive position of tavaborole may be harmed significantly and the diminished value of tavaborole in such event could have a significant adverse effect on our business. Additionally, our product candidates intended for use against neglected diseases, such as AN5568, are not expected to generate significant revenues, if any.

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

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our dermatological product candidates.*

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds as well as lasers, which have received clearance from the FDA for the treatment of onychomycosis. Tavaborole also will compete against over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 also would compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole (also known as IDP-108), a novel topical triazole that completed Phase 3 development in December 2011 and was developed by Dow Pharmaceutical Sciences, Inc., or DPS, a wholly-owned subsidiary of Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and had a PDUFA date of May 24, 2013. On October 24, 2012, we filed a demand for arbitration with JAMS regarding a breach of contract dispute between Valeant and us, arising out of a master services agreement entered into by Anacor and DPS in March 2004 related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. Our currently pending assertions include breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets, and unfair competition. We are seeking injunctive relief and damages of at least $215.0 million. The final hearing is scheduled for September 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis. In addition, on May 2, 2013, Valeant agreed that the launch of efinaconazole will not occur until after the September 2013 arbitration hearing to resolve the breach of contract dispute. As a result, the preliminary injunction hearing which was previously scheduled for May 2013 was canceled. We have reviewed our position carefully and believe that we have meritorious claims; however, we will need to prove such claims in the arbitration hearing. Accordingly, there can be no assurance as to the projected timing and outcome of the proceedings against Valeant.

Other late-stage development candidates that might compete with tavaborole include an undisclosed topical product candidate in Phase 3 development by Promius Pharma, LLC, a wholly-owned subsidiary of Dr. Reddy’s Laboratories, and a topical reformulation of terbinafine in Phase 3 development by Celtic Pharma Management L.P. There are also several companies pursuing various devices for onychomycosis, including laser technology. For example, at least four lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, in July 2012, Topica Pharmaceuticals began enrolling a 300-patient Phase 2b/3 safety and efficacy study with topical luliconazole, which completed enrollment in June 2013.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations to fund additional development opportunities and expect to continue to expend resources in our current collaborations with GSK, Lilly and the Gates Foundation. These research collaborations may fail to successfully identify product candidates, may result in disputes or our collaboration partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, compounds in development by us with respect to which GSK has option rights. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected. *

At June 30, 2013, we have four significant ongoing collaboration agreements:  an October 2007 research and development collaboration, option and license agreement with GSK for the discovery, development, manufacture and worldwide commercialization of novel systemic anti-infectives for bacterial diseases utilizing our boron-based chemistry; an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; a February 2011 research and development option and license agreement with Medicis, or the Medicis Agreement, for the discovery, development, and worldwide commercialization of novel boron-based compounds directed against a specific target for the treatment of acne; and an April 2013 research collaboration with the Bill & Melinda Gates Foundation (the “Gates Foundation” ) to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). Under the Gates Foundation research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates and to create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. In connection with the research agreement, the Gates Foundation purchased shares of our common stock for net proceeds of approximately $5.0 million.

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

We have limited experience manufacturing our active pharmaceutical ingredients and product candidates on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our product candidates and our supply chain, and if we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. If tavaborole is approved, the inability to manufacture sufficient supplies of the active drug ingredient or drug product could adversely affect product commercialization. We also outsource to third parties the active ingredient and drug product manufacturing for AN2728 and our other product candidates. We currently do not have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, as well as for product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

As of June 30, 2013, we are an owner of record, either solely or with a collaborator, of 20 issued U.S. patents and 28 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 23 U.S. patent applications (2 provisional and 21 non-provisional), 3 international (PCT) patent applications and 144 non-U.S. patent applications in at least 33 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our current legal proceedings with Valeant regarding efinaconazole, we have spent considerable resources, including management time, in the proceedings and we expect that, as we progress through the arbitration hearing, the costs will increase. Notwithstanding our commitment to move forward, Valeant has significantly more resources than we do and in any event there can be no assurance that our efforts in this proceeding will be successful.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our recent collaboration with the Gates Foundation, and, in the case of those funded research activities, we could ultimately lose the rights we do have under certain circumstances.*

Some of our intellectual property rights related to compounds that are not in clinical development as of June 30, 2013 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of June 30, 2013 were developed through collaborations. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of June 30, 2013, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of June 30, 2013, none of our other clinical product candidates are being considered for use in the DNDi collaboration. Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of June 30, 2013 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with prior Anacor written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. In September 2011, we amended the MMV agreements to include an exclusive license to GSK to further develop certain of the compounds under development through our collaboration with MMV. As of June 30, 2013, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of June 30, 2013, none of our clinical product candidates are being considered for use in the MMV collaboration.

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

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.*

As of June 30, 2013, we jointly own 1 U.S. patent and 1 international (PCT) patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 1 provisional U.S. patent application, 2 non-provisional U.S. patent applications, 2 international (PCT) patent applications and 16 non-U.S. patent applications. The rights of our collaborators to these and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

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

As of June 30, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 55% of our common stock based on reports filed with the SEC. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Additionally, and separate from our equity securities agreement with Wedbush, in April 2013 and May 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million and $21.3 million, respectively. To the extent that we raise additional capital by issuing equity securities under the agreement with Wedbush or otherwise, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of our common stock in the “at the market” offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

We may issue shares of our common stock with aggregate sales proceeds of up to $25.0 million from time to time in connection with the “at the market” offering. Through July 31, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and currently have approximately $23.6 million potentially remaining available for sale under our “at the market” offering and the issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreement with Hercules.

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

If we commit certain material breaches under the research agreement with the Gates Foundation, and fail to cure them, we may be required to redeem shares of our common stock held by the Gates Foundation and its affiliates. *

In the event of termination of the research agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased by the Gates Foundation in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied.  If we are required to redeem such shares of common stock, our financial condition could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) UNREGISTERED SALES OF EQUITY SECURITIES

Effective April 22, 2013, the Company issued two Common Stock Purchase Warrants (“Warrants”) to OTA, LLC, to purchase 60,115 and 97,109 shares of the Company’s common stock, which expire on June 30, 2013 and May 1, 2015, respectively, at an exercise price of $8.65 per share. Each Warrant may be exercised on a cashless basis. If the Company consummates certain merger or consolidation transactions with an unaffiliated entity and such entity does not assume the Warrants, the Warrants will be automatically exercised on a cashless basis. These Warrants replace the warrants previously issued to Lighthouse Capital Partners V, L.P., dated June 30, 2006, as amended. OTA, LLC made customary investment representations, and the Company issued the Warrants in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4	Common Stock Purchase Warrant issued to OTA, LLC, dated as of April 22, 2013.
4.5	Common Stock Purchase Warrant issued to OTA, LLC, dated as of April 22, 2013.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(5)	Form of Senior Debt Indenture.
4.12(5)	Form of Subordinated Debt Indenture.
4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(6)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(6)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18(6)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
4.19(7)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.
4.20(7)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.
4.21(8)	Common Stock Purchase Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.
4.22	Warrant Agreement issued June 7, 2013 to Hercules Technology Growth Capital, Inc.
4.23	Warrant Agreement issued June 7, 2013 to Hercules Technology III, L.P.
10.20(ii)	First Amendment to Lease between the Registrant and California Pacific Commercial Corporation, dated as of May 15, 2013.
10.23(ii) ††	Amendment No. 1 to Collaborative Research, License and Commercialization Agreement between the Registrant and Eli Lilly and Company, dated as of October 25, 2012.

Exhibit Number	Description
10.30††	Research Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.
10.31††	Loan and Security Agreement among the Registrant, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., dated as of June 7, 2013.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101 (10)

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

†	Confidential treatment has been received with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010 on March 29, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended September 30, 2012 on November 9, 2012, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2013, and incorporated herein by reference.

(9)

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

(10)

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