Form 10-Q
period 2013-09-30
Anacor Pharmaceuticals, Inc.
filed 2013-11-08
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 40,745,566 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Balance Sheets

(In Thousands)

	September 30,	December 31,
	2013	2012 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,075	$10,335
Short-term investments	28,609	35,181
Restricted investments	1,240	—
Contract receivable	1,761	1,203
Prepaid expenses and other current assets	1,875	2,574
Total current assets	39,560	49,293
Property and equipment, net	1,217	1,516
Restricted investments	3,412	197
Other assets	692	65
Total assets	$44,881	$51,071

Liabilities, redeemable common stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,109	$3,019
Accrued liabilities	10,706	9,590
Notes payable	—	9,826
Deferred revenue	6,776	2,886
Deferred rent	1	70
Total current liabilities	22,592	25,391
Notes payable, less current portion	27,922	15,841
Deferred revenue, less current portion	337	4,192
Deferred rent, less current portion	1,299	836
Commitments and contingencies

Redeemable common stock	4,952	—

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	40	36
Additional paid-in capital	248,926	219,983
Accumulated other comprehensive income	7	3
Accumulated deficit	(261,194)	(215,211)
Total stockholders’ equity (deficit)	(12,221)	4,811
Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$44,881	$51,071

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$3,611	$2,473	$8,743	$7,452
Total revenues	3,611	2,473	8,743	7,452

Operating expenses:
Research and development	12,460	13,551	33,765	40,319
General and administrative	6,809	2,751	16,611	8,852
Total operating expenses	19,269	16,302	50,376	49,171

Loss from operations	(15,658)	(13,829)	(41,633)	(41,719)
Interest income	15	13	43	53
Interest expense	(1,135)	(616)	(2,949)	(1,908)
Other expense	(31)	(12)	(63)	(37)
Loss on early extinguishment of debt	—	—	(1,381)	—
Net loss	$(16,809)	$(14,444)	$(45,983)	$(43,611)
Net loss per common share — basic and diluted	$(0.41)	$(0.46)	$(1.19)	$(1.41)
Weighted-average number of common shares used in calculating net loss per common share — basic and diluted	40,586,376	31,551,714	38,586,027	30,989,986

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(16,809)	$(14,444)	$(45,983)	$(43,611)
Change in unrealized gain (loss) on investments	13	6	4	1
Comprehensive loss	$(16,796)	$(14,438)	$(45,979)	$(43,610)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities
Net loss	$(45,983)	$(43,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	510
Amortization of debt discount and debt issuance costs	576	371
Stock-based compensation	3,303	2,735
Amortization of premium on short-term investments	286	389
Accrual of final payment on notes payable	318	325
Noncash loss on early extinguishment of debt	1,175	—
Changes in assets and liabilities:
Contract receivable	(558)	(565)
Prepaid and other current assets	776	(1,510)
Other assets	(331)	755
Deferred financing costs	(129)	—
Accounts payable	2,090	280
Accrued liabilities	1,116	(1,100)
Deferred revenue	35	(2,090)
Deferred rent	394	(13)
Net cash used in operating activities	(36,532)	(43,524)

Investing activities
Transfers to restricted investments, net	(4,456)	—
Purchases of short-term investments	(39,025)	(39,357)
Maturities of short-term investments	45,315	52,430
Acquisition of property and equipment	(101)	(302)
Net cash provided by investing activities	1,733	12,771

Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	4,952	—
Proceeds from the sale of common stock, net of issuance costs	22,607	19,923
Proceeds from issuance of notes payable	30,000	12,000
Principal payments on notes payable	(25,716)	(2,205)
Final payment on notes payable	(1,650)	—
Payment of financing fee, debt issuance costs and loan fees	(877)	(26)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	1,223	468
Net cash provided by financing activities	30,539	30,160

Net decrease in cash and cash equivalents	(4,260)	(593)
Cash and cash equivalents at beginning of period	10,335	15,169
Cash and cash equivalents at end of period	$6,075	$14,576

Supplemental disclosure of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$1,815	$395
Supplemental disclosure of cash flow information
Interest paid, including final payment on notes payable	$3,853	$1,203

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. The Company

Nature of Operations

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed eight molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, an antifungal for the treatment of onychomycosis; and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In July 2013, the Company submitted its New Drug Application (NDA) for tavaborole to the U.S. Food and Drug Administration (FDA). The NDA was accepted for filing by the FDA in September 2013 and the Prescription Drug User Fee Act (PDUFA) V goal date is July 29, 2014. In addition to its two lead programs, the Company has three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline, LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and substantially all rights to this compound reverted to the Company. The Company is considering its options for further development, if any, of AN3365. The Company has discovered three other compounds that it has out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly) for the treatment of animal health indications, the second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GSK for development in tuberculosis (TB). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Need to Raise Additional Capital

Since inception, the Company has generated an accumulated deficit as of September 30, 2013 of approximately $261.2 million, and will require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. The Company believes that its existing capital resources, including the $142.5 million settlement payment received from Valeant Pharmaceuticals International, Inc. (Valeant) in November 2013 (see Notes 5 and 10) and the funds available under the Company’s expanded debt facility, will be sufficient to meet its anticipated operating requirements for at least the next twelve months. While management believes that the Company currently has sufficient resources, including the $142.5 million settlement payment from Valeant and the available funds under its expanded debt facility, to fund its operations, the Company may also elect to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement to complete the development and potential commercialization of tavaborole and fund its other research and development activities.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed financial statements for the interim periods presented. The December 31, 2012 condensed balance sheet is derived from the audited financial statements for the year ended December 31, 2012 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at September 30, 2013 and December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and restricted investments. Substantially all the Company’s cash, cash equivalents, short-term investments and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At September 30, 2013 and December 31, 2012, approximately 67% and 85%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company’s short-term investments and restricted investments at September 30, 2013 and December 31, 2012 are primarily held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from collaboration agreements with Lilly and GSK and the research agreement with the Bill and Melinda Gates Foundation (Gates Foundation) (See Note 7). Collaborators have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results. For the three and nine months ended September 30, 2012, the Company also recognized contract revenues from its collaboration with Medicis Pharmaceutical Corporation (Medicis), which accounted for 10% or more of its total revenues during those periods.

Contract revenues from the Gates Foundation, collaborators and research institutions that accounted for 10% or more of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Gates Foundation	47%	—	34%	—
Lilly	28%	43%	35%	42%
GSK	*	14%	12%	15%
Research Institution A	*	17%	*	17%
Medicis	—	12%	—	12%

*     less than 10% of total revenue

Contract Receivables

At September 30, 2013 and December 31, 2012, the contract receivable included $0.8 million in research funding due from Lilly (see Note 7) as of both dates, $0.6 million and $0.3 million due from GSK (see Note 7), respectively, and $0.4 million and $0.1 million due from other agreements, respectively.

The Company’s contract receivable is primarily composed of amounts due under collaboration and research agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three and nine months ended September 30, 2013, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss per common share:
Numerator:
Net loss	$(16,809)	$(14,444)	$(45,983)	$(43,611)
Denominator:
Weighted-average number of common shares used in calculating net loss per common share—basic and diluted	40,586,376	31,551,714	38,586,027	30,989,986
Net loss per common share—basic and diluted	$(0.41)	$(0.46)	$(1.19)	$(1.41)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options	4,924,864	3,924,645	4,924,864	3,924,645
Warrants to purchase common stock	919,857	451,597	919,857	451,597
	5,844,721	4,376,242	5,844,721	4,376,242

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is in the process of evaluating the impact of the new standard on the condensed financial statements.

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

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

September 30, 2013 (unaudited)	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$4,072	$—	$—	$4,072
Federal agency securities	Level 2	35,035	7	—	35,042
Total available for sale securities		39,107	7	—	39,114
Less:
Amounts classified as cash and cash equivalents		6,074	—	—	6,074
Amounts classified as restricted investments		4,431	—	—	4,431
Amounts classified as short-term investments		$28,602	$7	$—	$28,609

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$8,834	$—	$—	$8,834
U.S. treasury securities	Level 2	7,115	1	—	7,116
Federal agency securities	Level 2	29,564	3	(1)	29,566
Total available for sale securities		45,513	4	(1)	45,516
Less: amounts classified as cash and cash equivalents		10,335	—	—	10,335
Amounts classified as short-term investments		$35,178	$4	$(1)	$35,181

All marketable securities held at September 30, 2013 and December 31, 2012 had original maturities at the date of purchase of less than one year. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three and nine months ended September 30, 2013 and 2012.

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

During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At September 30, 2013 and December 31, 2012, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities and federal agency securities (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)

Accrued compensation	$2,055	$2,155
Accrued preclinical study and clinical trial costs	3,547	5,507
Accrued legal expenses	3,235	400
Other	1,869	1,528
Total accrued liabilities	$10,706	$9,590

5. Commitments and Contingencies

Operating Leases

On May 15, 2013, the Company amended the original lease agreement for its 36,960 square-foot building consisting of office and laboratory space located in Palo Alto, California, which serves as its corporate headquarters. Under the terms of the lease amendment, the landlord was granted a right to terminate the lease as of a date prior to March 31, 2018 with the following terms:  (i) landlord may exercise its right by written notice (Early Termination Notice) to the Company; (ii) the Early Termination Notice shall specify a lease term expiration date no earlier than twelve (12) months from the delivery of the Early Termination Notice to the Company; and (iii) the Early Termination Notice may be delivered on or after June 30, 2015. The earliest effective date for the expiration of the lease under the terms of the lease amendment is June 30, 2016. As consideration for entering into the lease amendment, the Company received a rent credit of $0.7 million, which was applied to the monthly base rent under the original lease commencing June 1, 2013 and continuing for each successive month thereafter until the full amount of the rent credit has been applied. At any time, the landlord may elect to make a lump sum payment of any remaining balance of the unapplied rent credit, at which time the base rent monthly payments under the original lease will resume. All other terms of the original lease agreement remain unchanged under the lease amendment.

In addition to the $0.4 million allowance for tenant improvements provided by the landlord under the original lease, the $0.7 million rent credit related to the lease amendment has been included in deferred rent and is being amortized over the remaining term of the lease, on a straight-line basis, as a reduction to rent expense. As of September 30, 2013, $1.3 million has been included as deferred rent related to this lease in the condensed balance sheet. The Company will continue to provide a security deposit in the amount of $0.1 million in the form of a standing letter of credit and continues to be responsible for certain operating expenses.

The Company also leases a 15,300 square foot building consisting of laboratory and office space located in Palo Alto, California. The existing lease agreement would have terminated in December 2013, and contained two (2) one-year options to extend the lease through each of 2014 and 2015. In September 2013, the Company exercised its option to extend the facility lease through December 2014. All other terms of the original lease agreement remain unchanged. The Company may terminate the lease by providing four months’ written notice.

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

Legal Proceedings

On October 24, 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS), seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company’s efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company’s assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The Company was seeking injunctive relief and damages of at least $215.0 million. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in favor of the Company for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney’s fees.

On November 28, 2012, the Company filed an arbitration demand before JAMS alleging breach of contract by Medicis under the February 9, 2011 research and development agreement between Medicis and the Company (the Medicis Agreement) and seeking damages in the form of payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin the Company from prosecuting its claims through arbitration and to require the Company to continue to use diligent efforts to conduct research and development under the Medicis Agreement. Medicis was acquired by Valeant in December 2012.

On October 27, 2013, the Company entered into a settlement agreement with Valeant and DPS for $142.5 million related to all outstanding arbitration and litigation between the parties, including the arbitration award of October 17, 2013 and the Company’s ongoing arbitration and litigation with Medicis (the Settlement Agreement; also see Note 10). As part of the Settlement Agreement, the Company provided a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole, Valeant’s topical antifungal product candidate for the treatment of onychomycosis, and the ongoing arbitration between the Company and Medicis, a wholly-owned subsidiary of Valeant, as well as the related litigation between the parties in the Delaware Court of Chancery, will be dismissed. In addition, pursuant to the Settlement Agreement, the Company and Medicis have agreed to terminate the Medicis Agreement effective October 27, 2013.

6. Notes Payable

On June 7, 2013, the Company entered into a loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (the lenders, or together Hercules) under which the Company may borrow up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million (the Loan Facility).

The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million is available to the Company at its discretion, and the third tranche is available to the Company upon confirmation of the FDA approval of the tavaborole NDA. The second tranche of $10.0 million will be available for drawdown through December 5, 2013, and the third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of tavaborole. The interest rate applicable to each tranche is a variable rate based upon the greater of either  (i) 11.65% or (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. Payments under the Loan Agreement are interest only until January 1, 2015 (or if the FDA approves tavaborole on or before December 15, 2014, the interest only period is extended to July 1, 2015), followed by equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2017.

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

Future payments as of September 30, 2013 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2013	$883
2014	3,543
2015	13,890
2016	13,890
2017	7,029
Total minimum payments	39,235
Less amount representing interest	(9,235)
Notes payable, gross	30,000
Unamortized discount on notes payable	(2,078)

Less current portion of notes payable, including unamortized discount	—
Notes payable, less current portion	$27,922

The Company recorded interest expense related to all borrowings of $1.1 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.9 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. Included in interest expense for these periods was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, for the amortization of the financing fees and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts, is 16.4%.

7. License, Research, Development and Commercialization Agreements

Gates Foundation

On April 5, 2013, the Company entered into a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB (the Research Agreement). Under the Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term (the Research Funding) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company is also responsible for creating, during the first 18 months following execution of the Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the Library). Once the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the Library Access Services) for the subsequent five-year period.

Upon signing the Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the Advance Funds). These Advance Funds will be replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Research Agreement (the Pre-Contract Reimbursements). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $17.7 million of Research Funding.

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

In connection with the Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds)  (see Note 8). In addition, in connection with both the Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its September 30, 2013 condensed balance sheet, the Company classified $3.2 million of the Stock Proceeds as noncurrent restricted investments and $1.1 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.1 million, as current restricted investments.

The Company evaluated the Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables:  the research activities, the 5-year library access and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration will be allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company’s condensed balance sheets.

The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. Through September 30, 2013, the Company recognized total revenue of $3.0 million under the Research Agreement. As of September 30, 2013, the Company has deferred revenue of $0.1 million related to the unspent Advance Funds and $0.7 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Research Agreement were as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(unaudited)
Contract revenue:
Amortization of Pre-Contract Reimbursements	$73	$128
Reimbursement for research costs	1,618	2,865
Total contract revenue	$1,691	$2,993

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, add a new research program for TB using the Company’s boron chemistry platform. In September 2013, GSK selected a compound that resulted from this program for further development in TB. GSK will be responsible for all further development and commercialization of this compound, and the Company may receive contingent payments.

The Company evaluated the contingent payments related to the TB program under the agreement with GSK, as amended by the Master Amendment, and determined that the contingent payments do not meet the definition of a milestone under the current accounting standards. Revenue from such contingent payments will be recognized in its entirety in the period when the event that triggers the contingent payment occurs and collectibility is reasonably assured. GSK is further obligated to pay the Company royalties on annual net sales of licensed products that result from the TB program. To date, no products have been approved and therefore no royalties have been earned under this agreement. For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any revenue from milestone payments under its agreement with GSK.

On October 5, 2013, the six-year research period under the agreement with GSK expired and the Company will continue working with GSK through December 31, 2013 to complete the transfer of TB-related technology to GSK. As of September 30, 2013, the Company has deferred revenue of $22,000 associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Reimbursement for research and patent costs	$360	$342	$1,047	$1,121
Total contract revenue	$360	$342	$1,047	$1,121

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which is being recognized over a four-year research term on a straight-line basis. Through September 30, 2013, the Company has also received $9.3 million in research funding under the agreement with the potential to receive up to $2.7 million more  in such research funding, if neither party cancels the agreement prior to the completion of the research term. In both 2012 and 2011, the Company received milestone payments of $1.0 million each from Lilly for the selection of development compounds and would be eligible to receive additional payments upon the occurrence of specified development and regulatory events. Included in such additional payments are potential payments of up to $2.0 million for the selection of additional development compounds, which the Company has determined are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. In September 2013, Lilly notified us that it was ceasing further development of one of the two previously licensed compounds; Lilly has granted the Company a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. As of September 30, 2013, the Company has deferred revenue of $0.8 million related to the upfront fee and $0.7 million related to the research funding.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$219	$219	$656	$656
Research funding	810	852	2,445	2,467
Total contract revenue	$1,029	$1,071	$3,101	$3,123

Medicis

In February 2011, the Company entered into the Medicis Agreement to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company was primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company’s proprietary boron chemistry platform. The Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company’s intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis would also have an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis would assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis. On November 28, 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement, and on December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. Medicis was acquired by Valeant in December 2012. On October 27, 2013, as part of a settlement agreement related to arbitration on another unrelated matter, Valeant and the Company agreed, among other things, to settle the ongoing arbitration and litigation between the Company and Medicis. As part of the settlement agreement, the Medicis Agreement was terminated effective October 27, 2013 and all rights and intellectual property under the Medicis Agreement revert back to the Company (see Notes 5 and 10).

Under the terms of the Medicis Agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. Through December 31, 2012, the Company recognized revenue from the upfront payment on a straight-line basis over a six-year research term. For the nine months ended September 30, 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the legal proceedings discussed above. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement for this period of time. As of September 30, 2013, the Company has deferred revenue of $4.8 million related to the upfront fee, which has been classified as current deferred revenue (see Note 10).

Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$—	$292	$—	$875
Total contract revenue	$—	$292	$—	$875

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. In March 2013, the Company received an advance payment of $0.3 million for 2013 research funding in connection with the extension of the previous research agreement with MMV through December 2013. The Company has recognized revenue from the advance payments as the research and development activities are performed. As of September 30, 2013, the Company has no deferred revenue associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$10	$149	$301	$446
Total contract revenue	$10	$149	$301	$446

8. Redeemable Common Stock and Stockholders’ Equity

Potentially Redeemable Common Stock

In connection with the Research Agreement (see Note 7), the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with the Gates Foundation pursuant to which the Company issued 809,061 shares of its unregistered common stock at a purchase price of $6.18 per share. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC, which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of termination of the Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company (the Triggering Events), the Company will be obligated, among other remedies, to redeem for cash the Company’s common stock purchased in connection with the Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. The redemption price per share would be the fair value per share of the Company’s common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. In connection with both the Research Agreement and the Purchase Agreement, the Company and the Gates Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 7, Gates Foundation).

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

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of September 30, 2013. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registrations

In December 2012, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

In August 2013, the Company filed an additional shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on September 23, 2013 and permits the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

Common Stock Offerings

On January 18, 2013, the Company entered into an equity distribution agreement (the Wedbush Agreement) with Wedbush Securities Inc. (Wedbush) under which the Company may, from time to time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of the Company’s common stock through Wedbush, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. Wedbush will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company has also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through September 30, 2013.

Under the terms of the Wedbush Agreement, the Company also may sell its common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through September 30, 2013, the Company sold 401,500 shares of the Company’s common stock under the Agreement for net proceeds to the Company of approximately $1.3 million, after deducting the underwriting discount and other offering costs, including commissions to Wedbush for such sales of approximately $27,000. For the three months ended September 30, 2013, there were no shares of the Company’s common stock sold under the Wedbush Agreement.

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

9. Stock-Based Compensation

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Research and development	$744	$496	$1,910	$1,484
General and administrative	545	381	1,393	1,251
Total	$1,289	$877	$3,303	$2,735

For the three and nine months ended September 30, 2013, the Company issued 102,727 and 161,492 shares of the Company’s common stock and received approximately $0.7 million and $0.9 million, respectively, in cash from the exercise of stock options. Total stock options granted for the three and nine months ended September 30, 2013 were 4,450 shares, which included no stock option grants to nonemployee advisors and 1,385,770 shares, which included stock option grants for 27,000 shares to nonemployee advisors, respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options granted to employees and the Company’s nonemployee directors was $3.94 and $4.68 for the three and nine months ended September 30, 2013, respectively.

At September 30, 2013, there were outstanding stock options to purchase 4,924,864 shares of the Company’s common stock. At September 30, 2013, the Company had $8.3 million and $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.4 years and 0.6 years, respectively. For the three and nine months ended September 30, 2013, there were 42,934 and 95,373 shares of the Company’s common stock purchased under the ESPP, respectively.

10. Subsequent Events

Favorable Arbitration Ruling in Valeant Dispute and Subsequent Settlement

On October 17, 2013, the arbitrator appointed to resolve the Company’s dispute with Valeant, successor in interest to DPS, issued an Interim Final Award in favor of the Company for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney’s fees. The ruling upheld the Company’s claims asserting that DPS had violated certain terms of a March 26, 2004 agreement between the Company and DPS related to development services provided by DPS in connection with the Company’s efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company’s assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition.

On October 27, 2013, the Company, Valeant and DPS entered into a settlement agreement pursuant to which Valeant agreed to pay the Company $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between the Company, Valeant and DPS related to the Company’s intellectual property, confidential information and contractual rights. Under the settlement agreement, the Company agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. In addition, the settlement agreement provided that both the Company and Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement is terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement revert back to the Company. Valeant made the $142.5 million payment to the Company on November 7, 2013.

Research Agreement with Department of Defense, Defense Threat Reduction Agency

On October 16, 2013, the Company entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by the Company, Colorado State University and the University of California at Berkeley will conduct the research over a three and a half year period. The work is funded by a $13.5 million award from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, the Company will apply its boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The $13.5 million award is available to fund $2.7 million of research reimbursements for the first eleven month period through September 30, 2014, and an additional $5.0 million and $5.7 million will become available upon DTRA exercising their options to fund the subsequent twelve and nineteen month periods, respectively.

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

Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690), an antifungal for the treatment of onychomycosis, and AN2728, an anti-inflammatory for the treatment of atopic dermatitis and psoriasis. In addition, we have three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which was previously licensed to GlaxoSmithKline, LLC, or GSK. In October 2012, GSK advised us that it had discontinued further development of AN3365; substantially all rights to this compound reverted to us. We are considering our options for further development, if any, of this compound. We have also discovered three other compounds that we have out-licensed for further development—one is licensed to Eli Lilly and Company, or Lilly, for the treatment of animal health indications, the second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative, or DNDi, for human African trypanosomiasis (HAT, or sleeping sickness) and a third compound is licensed to GSK for development in tuberculosis. We also have a pipeline of other internally discovered topical and systemic boron-based compounds in development.

Our most advanced product candidate is tavaborole. In the first quarter of 2013, we reported positive results from two Phase 3 trials conducted under a Special Protocol Assessment, or SPA, with the United States Food and Drug Administration, or FDA. Tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints.

In the first study (known as Study 301), 6.5% of patients treated with tavaborole met the primary endpoint of ‘‘complete cure’’ vs. 0.5% of patients treated with vehicle (p=0.001) at week 52. ‘‘Complete cure’’ is a composite endpoint that requires both a mycological cure and a completely clear nail and is consistent with the FDA endpoint requirement for Lamisil. Among the secondary endpoints at week 52, 26.1% of patients treated with tavaborole achieved a ‘‘completely clear’’ or ‘‘almost clear’’ (<10% clinical involvement) nail vs. 9.3% in the vehicle-treated arm (p<0.001); 31.1% of patients treated with tavaborole achieved mycologic cure vs. 7.2% in the vehicle-treated arm (p<0.001)); and 15.3% of patients treated with tavaborole achieved ‘‘completely clear’’ or ‘‘almost clear’’ nail with mycological cure vs. 1.5% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 87.0% of patients treated with tavaborole had a negative fungal culture vs. 47.9% in the vehicle-treated arm (p<0.001) at week 52, and 24.6% of patients treated with tavaborole achieved ‘‘completely clear’’ or ‘‘almost clear’’ nail and negative culture vs. 5.7% in the vehicle-treated arm (p<0.001) at week 52.

In the second study (known as Study 302), 9.1% of patients treated with tavaborole met the primary endpoint of ‘‘complete cure’’ vs. 1.5% of patients treated with vehicle (p<0.001) at week 52. Among the secondary endpoints at week 52, 27.5% of patients treated with tavaborole achieved a ‘‘completely clear’’ or ‘‘almost clear’’ nail vs. 14.6% in the vehicle-treated arm (p<0.001); 35.9% of patients treated with tavaborole achieved mycologic cure vs. 12.2% in the vehicle-treated arm (p<0.001)); and 17.9% of patients treated with tavaborole achieved ‘‘completely clear’’ or ‘‘almost clear’’ nail with mycological cure vs. 3.9% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 85.4% of patients treated with tavaborole had a negative fungal culture vs. 51.2% in the vehicle-treated arm (p<0.001) at week 52, and 25.3% of patients treated with tavaborole achieved ‘‘completely clear’’ or ‘‘almost clear’’ nail and negative culture vs. 9.3% in the vehicle-treated arm (p<0.001) at week 52.

In both studies, tavaborole was safe and well-tolerated across study subjects, and there were no serious adverse events related to study drug. We filed a New Drug Application, or NDA, for tavaborole in July 2013. In September 2013, the NDA was accepted for review by the FDA and the Prescription Drug User Fee Act (PDUFA) V goal date is July 29, 2014.

For AN2728, we completed a Phase 2 trial in psoriasis in 2010 and both a Phase 1 absorption trial and a Phase 2 trial in psoriasis in 2011. We also completed a Phase 2 trial of AN2728 and AN2898, our second topical anti-inflammatory product candidate, in mild-to-moderate atopic dermatitis in the fourth quarter of 2011. In early 2012, we completed two safety studies of AN2728. Given the positive outcome from our atopic dermatitis trial, the safety profile exhibited by AN2728 and the large unmet need in atopic dermatitis relative to psoriasis, we intend to focus our AN2728 development efforts on atopic dermatitis in the near future and defer the start of the Phase 3 trial for psoriasis. As such, we initiated a Phase 2 safety, pharmacokinetics, or PK, and efficacy trial for mild-to-moderate atopic dermatitis in adolescents in July 2012 and a Phase 2 dose-ranging study in mild-to-moderate atopic dermatitis in adolescents in August 2012. We completed the Phase 2 safety, PK and efficacy trial in December 2012 with positive results. We completed the Phase 2 dose-ranging trial in March 2013, which demonstrated a clear dose response across four dosing regimens and helped identify the 2.0% BID dosing regimen as optimal for our Phase 3 program in mild-to-moderate atopic dermatitis. We initiated a MUSE (maximal use systemic exposure) study in children with atopic dermatitis in July 2013 and a cardiac safety trial for AN2728 in atopic dermatitis in August 2013. In addition to the MUSE study and the cardiac safety trial, we currently anticipate that the remaining clinical studies that will be required for an NDA filing for AN2728 for mild-to-moderate atopic dermatitis include drug-to-drug interaction studies, repeat insult patch tests for cumulative irritation and sensitization, two Phase 3 trials and a long-term safety trial. Subject to the results of the MUSE study and the cardiac safety study and a successful end of Phase 2 meeting with the FDA, we expect to initiate our Phase 3 trials for AN2728 in the first half of 2014.

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, add a new research program using our boron chemistry platform for tuberculosis, or TB. In September 2013, GSK selected a compound for further development in TB and will be responsible for all further development and commercialization of this compound.

In August 2010, we entered into a research, license and commercialization agreement with Lilly, under which we are collaborating to discover products for a variety of animal health applications. Pursuant to this agreement, Lilly selected the first development compound for an animal health indication in August 2011 and, in December 2012, they selected a second development compound for another animal health indication. In September 2013, Lilly notified us that it was ceasing further development of the first compound; Lilly has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Lilly will be responsible for all further development and commercialization of the second compound.

In February 2011, we entered into a research and development option and license agreement with Medicis Pharmaceutical Corporation, or Medicis, to discover and develop compounds directed against a target for the potential treatment of acne, or the Medicis Agreement. On November 28, 2012, we filed for arbitration for breach of contract by Medicis seeking damages in the form of payment for the achievement of certain preclinical milestones under the collaboration. On December 11, 2012, Medicis filed a complaint for breach of the collaboration and a motion for preliminary injunction seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. Medicis was acquired by Valeant Pharmaceuticals International, Inc., or Valeant, in December 2012. On October 27, 2013, as part of a settlement with Valeant related to arbitration on another unrelated matter, we and Valeant agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, to terminate the Medicis Agreement effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement would revert back to us.

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

In connection with the Gates Foundation agreement, we issued 809,061 shares of unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. The shares were subsequently registered with the SEC under a Form S-3 filed on June 28, 2013, which became effective on July 11, 2013. In the event of termination of the agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased in connection with the agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In addition, the Gates Foundation agreement places certain restrictions on our use of the research funding and the redeemable common stock proceeds we receive from the Gates Foundation.

On October 16, 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us will conduct the research over a three and a half year period. The work is funded by a $13.5 million award from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The $13.5 million award is available to fund $2.7 million of research reimbursements for the first eleven month period through September 30, 2014, and an additional $5.0 million and $5.7 million will become available upon DTRA exercising their options to fund the subsequent twelve and nineteen-month periods, respectively.

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

In December 2012, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on December 21, 2012 and permits us to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under this agreement. We have also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through September 30, 2013. Under the terms of this agreement, we also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through September 30, 2013, we have sold 401,500 shares of our common stock under the Agreement. No shares were sold under this agreement during the three months ended September 30, 2013. The net proceeds from these sales were approximately $1.3 million, after deducting the underwriting discount and other offering costs, and we may sell up to an additional $23.6 million in authorized but unsold shares of our common stock under this agreement.

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

In June 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender, or together, Hercules, under which we may borrow up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million. We borrowed the first tranche upon the closing of the transaction. We used $22.6 million of the proceeds to repay the remaining obligation under our previous loan and security agreement with Oxford Finance Corporation, or Oxford, and Horizon Technology Finance Corporation, or Horizon, and expect to use the remainder of the proceeds from the first tranche to fund development and commercialization activities related to our product candidates.

In August 2013, we filed an additional shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC on September 23, 2013 and permits us to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

On October 24, 2012, we provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc., or DPS, seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop a topical antifungal product candidate for the treatment of onychomycosis. Our assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney’s fees. On October 27, 2013, we entered into a settlement agreement with Valeant and DPS pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. Under the settlement agreement, we provided Valeant with a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole, Valeant’s topical antifungal product candidate for the treatment of onychomycosis. In addition, the settlement agreement provided that both we and Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement would be terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement revert back to us. Valeant made the $142.5 million payment to us on November 7, 2013.

We began business operations in March 2002. To date, we have not generated any revenue from product sales and have never been profitable. As of September 30, 2013, we have an accumulated deficit of $261.2 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation, or Schering, GSK, Lilly, Medicis and the Gates Foundation, government contracts and grants, contracts with not-for-profit organizations for neglected diseases and borrowings under debt arrangements. We expect to incur operating losses in future years. The size of our future operating losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, the Gates Foundation, DTRA or any such future collaboration partners or research funding providers. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Lilly, Gates Foundation or DTRA agreements are terminated or we are unable to enter into other collaboration or research funding agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. Management believes that we currently have sufficient capital resources, including the $142.5 million payment received under our settlement agreement with Valeant and the available funds under our expanded debt facility, to fund our operations for at least the next twelve months.

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

For certain contingent payments under research and development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $1.3 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively and $3.3 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had outstanding options to purchase 4,924,864 shares of our common stock and had $8.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.4 and 0.6 years, respectively. There were 42,934 and 95,373 common shares purchased under the ESPP for the three and nine months ended September 30, 2013, respectively. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are in the process of evaluating the impact of the new standard on the condensed financial statements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase/ (decrease)	2013	2012	Increase/ (decrease)

Contract revenue	$3,611	$2,473	$1,138	$8,743	$7,452	$1,291
Research and development expenses(1)	12,460	13,551	(1,091)	33,765	40,319	(6,554)
General and administrative expenses(1)	6,809	2,751	4,058	16,611	8,852	7,759

Interest income	15	13	2	43	53	(10)
Interest expense	1,135	616	519	2,949	1,908	1,041
Loss on early extinguishment of debt	—	—	—	1,381	—	1,381
Other expense	31	12	19	63	37	26

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$744	$496	$248	$1,910	$1,484	$426
General and administrative expenses	545	381	164	1,393	1,251	142

Comparison of the Three Months Ended September 30, 2013 and 2012

Contract revenue. For the three months ended September 30, 2013, we recognized $1.7 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to an aggregate of $0.8 million of reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under our collaboration with Lilly, $0.4 million for research funding under our collaboration agreement with GSK and $0.5 million for research work performed under our agreements with not-for-profit organizations for neglected diseases. For the three months ended September 30, 2012, we recognized $0.9 million for research funding and $0.2 million of the $3.5 million upfront fee received under our collaboration agreement with Lilly, $0.3 million of the $7.0 million upfront fee received under the Medicis Agreement and $0.3 million for research funding under our collaboration agreement with GSK. We also recognized $0.8 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. We expect to recognize the remaining $4.8 million of the $7.0 million upfront fee received under the Medicis Agreement in the fourth quarter of 2013 as a consequence of the termination of that agreement.

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

•                  third-party supplier expenses; and

•                  facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements and equipment, laboratory supplies and other expenses.

Research and development expenses decreased by $1.1 million for the three months ended September 30, 2013 as compared to the same period in the prior year. Although expenses for our tavaborole program decreased by $4.5 million, this decrease was partially offset by increases of $2.7 million and $1.6 million, respectively, in our AN2728 program and under our new research agreement with the Gates Foundation. As our tavaborole Phase 3 and cardiac safety clinical trials were completed in 2013, our third quarter 2013 costs for this program were lower than they were for the same period in 2012 when we were actively conducting two fully-enrolled Phase 3 trials, the cardiac safety trial and the repeat insult patch test (RIPT) study. Our NDA for tavaborole was filed in

July 2013 and our consulting costs and internal efforts were lower in the third quarter of 2013 as compared to the third quarter of 2012, when we were actively involved in preparation for this filing. In addition, in the third quarter of 2012, we were developing the processes to manufacture this product in commercial quantities and preparing registration batches, whereas our manufacturing activities have been more limited in the third quarter of 2013. Our total expenses for AN2728 were higher for the third quarter of 2013 compared to the same period in 2012, primarily from increases in costs related to clinical trials, consulting and internal efforts for the current period, partially offset by lower costs for manufacturing activities and preclinical studies. In the third quarter of 2013, we were actively enrolling patients in our Phase 1 absorption trial and cardiac safety trial, performing initial manufacturing and regulatory activities in preparation for our Phase 3 clinical trials and performing long-term preclinical studies. During the third quarter of 2012, our AN2728-related activities were less extensive and included initiation of two less costly Phase 2 trials in adolescents, manufacturing and labeling of supplies for both the Phase 2 trials and our preclinical studies and conducting long-term preclinical studies.

Due to our disputes and related legal proceedings with Medicis, we suspended our research and development efforts for this collaboration in 2013 and, as a result, we had no Medicis-related research expenses in the third quarter of 2013 compared to $0.2 million in the same period in 2012. For the third quarter of 2013, there was a $0.7 million decrease in our research and development spending for our Lilly collaboration and for other research activities, including our neglected diseases programs, when compared to the same period in 2012. Our Lilly collaboration spending declined versus the same quarter in 2012 as decreases in expenses for domestic animal indications outweighed our increased spending on food animal indications. Expenses for other research activities, including neglected diseases programs, decreased mainly due to lower expenses for filarial worm, malaria and early-stage research than were incurred in the same quarter last year.

We expect our quarterly research and development expenses for the remainder of 2013 to be comparable to those for the third quarter of 2013, as the decline in clinical trial costs due to the completion of our Phase 3 trials for tavaborole is expected to be offset by increased development and clinical costs for AN2728, increased spending under our new research agreements with the Gates Foundation and DTRA and continued spending for our Lilly collaboration and our neglected diseases initiatives. We expect no further Medicis-related research expenditures as a consequence of the termination of that agreement.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation and travel expenses, for personnel in our executive, finance, business development and other administrative functions and professional fees for legal services, including patent-related services, and auditing and tax services. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses and consulting fees associated with financial, business development and marketing-related services.

The increase in general and administrative expenses of $4.1million in the third quarter of 2013 compared to the same period in 2012 was primarily due to an increase in legal fees, which resulted from the legal proceedings for our disputes with Valeant and Medicis, and marketing activities for tavaborole.

We expect that general and administrative expenses will decrease in the future due to reduced legal fees related to our disputes with Valeant and Medicis. However, depending on the decisions we make regarding the manner in which tavaborole is to be commercialized, these decreases may be outweighed by increased expenses for sales and marketing activities and the hiring of additional staff to support our commercialization efforts.

Interest income. Interest income for the third quarter of 2013 was comparable to the same period in 2012.

Interest expense. Interest expense increased for the three months ending September 30, 2013 compared to the same period in 2012 due to the higher outstanding balance of our debt.

Other expense. The increase in other expense in the third quarter of 2013 compared to the same period in 2012 was a result of higher deferred financing fees amortization related to our expanded debt facility.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Contract revenue. For the nine months ended September 30, 2013, we recognized $3.0 million for research services performed under our research agreement with the Gates Foundation, $0.1 million of which related to an aggregate of $0.8 million of reimbursements for services performed prior to the effective date of the agreement, and $1.0 million under our collaboration agreement with GSK, primarily for research funding. We also recognized $1.6 million for research work performed under research and development agreements with not-for-profit organizations for neglected diseases. During the nine months ended September 30, 2013, we recognized $2.4 million for research funding under our Lilly agreement, compared to $2.5 million for the same period in 2012, and in both periods we recognized $0.7 million of the $3.5 million upfront fee received under the Lilly agreement. For the nine months ended September 30, 2012, we recognized $1.1 million under our collaboration agreement with GSK, primarily for research funding, and $2.3 million for research work performed under research and development agreements, including our agreements with not-for-profit organizations for neglected diseases. Our legal disputes with Medicis resulted in us suspending our research work under the Medicis Agreement in 2013 and recognizing no revenues from this contract during the nine months ended September 30, 2013, compared to the same period in 2012 when we recognized $0.9 million of the $7.0 million upfront fee received under the Medicis Agreement. We expect to recognize the remaining $4.8 million of the $7.0 million upfront fee received under the Medicis Agreement in the fourth quarter of 2013 as a consequence of the termination of that agreement.

Research and development expenses. Research and development expenses decreased by $6.6 million for the nine months ended September 30, 2013 as compared with the same period in the prior year, primarily due to decreases in costs for our tavaborole program of $8.0 million, partially offset by a $1.6 million increase in our AN2728 program expenses. As our tavaborole Phase 3 clinical trials were completed in early 2013, our costs for the nine months ending September 30, 2013 were lower than in the comparable period in 2012 when we were actively conducting our Phase 3 clinical trials and a cardiac safety trial. Partially offsetting the decrease in clinical trial costs were increased costs for consulting and internal efforts as we prepared for our tavaborole NDA filing in July 2013. The $1.6 million increase in AN2728 costs occurred mainly due to our increased clinical trial activity in the first nine months of 2013, partially offset by less extensive drug development activities for this product candidate as compared to the same period in 2012. In the first nine months of 2013, we were actively conducting and completing our Phase 2 dose-ranging trial, completing our Phase 2 safety trial and enrolling subjects in our Phase 1 MUSE and cardiac safety trials while, during the same period in 2012, our AN2728 clinical activities were limited to planning for, and enrolling patients in, our less costly Phase 2 clinical trials. In the first nine months of 2013, our AN2728 drug development efforts were limited to continuation of some preclinical studies initiated in the prior year and initial manufacturing activities in preparation for our Phase 3 trial and certain regulatory requirements, whereas in the same period in 2012, we were conducting multiple preclinical safety studies for AN2728 as well as manufacturing drug supplies for both our preclinical studies and our planned clinical trials.

During the first nine months of 2013 as compared to the same period in 2012, our research and development expenses increased by $3.6 million as a result of new research activities under our April 2013 research agreement with the Gates Foundation. These increases were offset by a $2.0 million decrease in expenses due to the suspension of our research and development activities relating to our Medicis collaboration, a combined $0.3 million decrease in research expenses under our collaborations with GSK and Lilly and a $1.5 million decrease in our spending on other research activities, including our neglected diseases programs.

General and administrative expenses. The increase in general and administrative expenses of $7.8 million in the first nine months of 2013 compared to the same period in 2012 was primarily due to increases in legal fees resulting from our legal proceedings with Valeant and Medicis and increased marketing activities for tavaborole.

Interest income. The decrease in interest income for the nine months ended September 30, 2013 compared to the same period in 2012 was due to a reduction in average investment balances.

Interest expense and loss on early extinguishment of debt. Interest expense increased for the first nine months of 2013 compared to the same period in 2012 due to the higher outstanding balance of our debt. Upon the early extinguishment of our debt with Oxford and Horizon in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty

Other expense. Amortization of deferred financing fees  increased for the nine months ended September 30, 2013 compared to the same period in 2012 due to our expanded debt facility.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through our initial public offering, or IPO, in November 2010, common stock offerings, private placements of equity securities, funding from our agreements with Schering, GSK, Lilly, Medicis, the Gates Foundation and organizations that fund neglected diseases research, government contract and grant funding and debt arrangements. We have also earned interest on our cash, cash equivalents and short-term investments. At September 30, 2013, we had cash, cash equivalents, short-term investments and restricted investments of $39.3 million, including $4.7 million of restricted investments.

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended Sept 30,
	2013	2012
Net cash used in operating activities	$(36,532)	$(43,524)
Net cash provided by investing activities	1,733	12,771
Net cash provided by financing activities	30,539	30,160
Net decrease in cash and cash equivalents	$(4,260)	$(593)

Net cash used in operating activities was $36.5 million and $43.5 million for the nine months ended September 30, 2013 and 2012, respectively. The net cash used in operating activities for the nine months ended September 30, 2013 primarily reflected our net loss adjusted for noncash items, partially offset by changes in operating assets and liabilities. For the same period in 2012, the net cash used in operating activities resulted from our net loss adjusted for noncash items plus cash used in connection with changes in operating assets and liabilities.

Net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2013 compared to $12.8 million during the nine months ended September 30, 2012. The activities for both periods were primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments. In addition, for the nine months ended September 30, 2013, our net transfers of short-term investments to restricted investments, primarily as a result of restrictions placed on our use of the redeemable common stock proceeds and the research funding received from the Gates Foundation under our Gates Foundation agreement, were $4.5 million.

Net cash provided by financing activities was $30.5 million for the nine months ended September 30, 2013 compared with $30.2 million for the same period in the prior year. The net cash provided by financing activities for the first nine months of 2013 was primarily due to the net proceeds of $21.3 million from the sale of our common stock in May 2013 and the net proceeds of $1.3 million from the sale of common stock related to our “at-the-market” common stock offering in the first quarter of 2013. In addition, cash was provided from the $30.0 million drawdown of the first tranche under our new debt facility with Hercules, offset by the $28.2 million paid for the regularly scheduled principal payments and remaining obligations under the Oxford and Horizon debt facility and for the financing fees, debt issuance costs and loan fees associated with the new Hercules debt. In connection with the research agreement with the Gates Foundation, we also issued shares of redeemable common stock for net proceeds of $5.0 million. Stock option exercises and employee stock plan purchases also contributed $1.2 million to the net cash provided by financing activities for the first nine months of 2013. The cash provided by financing activities in the first nine months of 2012 was primarily due to net proceeds of $19.9 million from the sale of our common stock in February 2012, $12.0 million in proceeds from the drawdown of the third tranche under our loan facility with Oxford and Horizon in September 2012, partially offset by $2.2 million in scheduled principal payments related to the loan, and $0.5 million in proceeds from stock option exercises and employee stock plan purchases.

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

We believe that our existing capital resources, including the $142.5 million settlement payment received from Valeant in November 2013 and the remaining $15.0 million of borrowing capacity under our expanded debt facility with Hercules, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including our ongoing and/or planned trials for AN2728;

•                  the success of our efforts under our contracts with GSK, Lilly, the Gates Foundation and DTRA and the attainment of contingent event-based payments and royalties, if any, under those agreements;

•                  the number and characteristics of product candidates that we pursue;

•                  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

•                  the outcome, timing and cost of regulatory approvals, including the tavaborole NDA approval;

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

Although we believe that our existing capital resources, including the $142.5 million settlement payment received from Valeant in November 2013 and the remaining borrowing capacity under our expanded debt facility will be adequate to fund operations for at least the next twelve months, we may elect to finance certain future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, or a combination of the above.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Remainder of 2013	1 - 3 years	3 - 5 years	Thereafter
Contractual obligations:
Operating leases	$7,412	$194	$3,430	$3,358	$430
Notes payable	39,235	883	17,433	20,919	—
Total contractual obligations	$46,647	$1,077	$20,863	$24,277	$430

Operating Leases

In May 2013, we amended the lease for our 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. Under the amendment, the landlord was granted a right to terminate the lease as early as June 2016, with a twelve month written notice. The original expiration date of the lease was March 2018. As consideration for entering into the amendment, we received a rent credit of $0.7 million, which will be applied to the monthly base rent under the original lease commencing June 1, 2013 for six months. In September 2013, we extended our lease for our 15,300 square-foot building for twelve months through December 2014. The future payments under the lease amendment are included in the table of contractual obligations above. See Note 5 to the condensed financial statements.

Notes Payable

On June 7, 2013, we entered into a loan and security agreement with Hercules to provide up to $45.0 million, available in three tranches of $30.0 million, $10.0 million and $5.0 million each (see Note 6 to the condensed financial statements). The first $30.0 million tranche was drawn on June 7, 2013, at which time we repaid $22.6 million of the remaining obligations under our previous debt facility with Oxford and Horizon. The future payments under the new debt facility are included as notes payable in the table of contractual obligations above.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investment portfolio as of  September 30, 2013 is comprised of a money market fund and federal agency securities with minimum ratings of AAA or AA+ and the remaining average maturity of the entire portfolio is 121 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. Our assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. We were seeking injunctive relief and damages of at least $215.0 million. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney’s fees.

On November 28, 2012, we filed an arbitration demand before JAMS alleging breach of contract by Medicis Pharmaceutical Corporation (Medicis) under the February 9, 2011 research and development option and license agreement between Medicis and us (the Medicis Agreement) and seeking damages in the form of payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the Medicis Agreement. Medicis was acquired by Valeant in December 2012. On January 16, 2013, we filed a motion requesting that the Delaware Court of Chancery dismiss the Medicis suit and send the dispute back to arbitration. On February 15, 2013, Medicis filed a brief in opposition to our motion to dismiss in favor of arbitration. On March 4, 2013, we filed a reply brief in support of our motion to dismiss. On August 12, 2013, following completion of the oral arguments on the motion to dismiss, we received a ruling on the motion to dismiss that the matter should not be limited to arbitration as the proceeding for resolution of the dispute. On October 11, 2013, the parties filed a stipulation with the Delaware Court of Chancery which permitted Medicis to file an amended complaint.

On October 27, 2013, we entered into a settlement agreement with Valeant and DPS pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. Under the settlement agreement, we agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. In addition, the settlement agreement provided that both we and Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement would be terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement would revert back to us. Valeant made the $142.5 million payment to us on November 7, 2013.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have a net loss for the nine months ended September 30, 2013 and 2012 of $46.0 million and $43.6 million, respectively, and have incurred net losses in each year since our inception, including net losses of approximately $56.1 million, $47.9 million and $10.1 million for 2012, 2011 and 2010, respectively, and as of September 30, 2013, we had an accumulated deficit of approximately $261.2 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that research and development expenses will remain comparable in the future as we progress our product candidates through clinical development, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC, or GSK, Schering Corporation, or Schering, Eli Lilly and Company, or Lilly, Medicis Pharmaceutical Corporation, or Medicis, and the Bill and Melinda Gates Foundation, or the Gates Foundation. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenues. While we will no longer receive revenues from our collaboration with GSK from the development of AN3365 (formerly known as GSK ‘052), GSK selected a compound for further development in tuberculosis and will be responsible for all further development and commercialization of this compound. Future milestones and revenues under our agreement with GSK may not be achieved as the other molecules under the collaboration are at a much earlier stage of development such that GSK may not exercise its option to license additional product candidates that may be identified pursuant to our agreement, these product candidates may not receive regulatory approval or, if they are approved, such product candidates may not be accepted in the market. Revenues from our collaborations with GSK and Lilly are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

We believe that our existing capital resources, including the $142.5 million settlement payment received from Valeant Pharmaceuticals International, Inc. (Valeant) in November 2013 and the funds available under our expanded debt facility will be sufficient to meet our anticipated operating requirements for at least the next twelve months, which extends beyond the anticipated FDA approval of tavaborole. While we believe that we currently have sufficient resources to fund our operations for at least the next twelve months, we will need to obtain additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs for, our development and regulatory efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.*

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our other products. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  our ability to obtain additional funding to develop our product candidates;

•                  the need to obtain and maintain regulatory approval for tavaborole, for which we filed an NDA in July 2013, and which was accepted for filing by the FDA in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014, AN2728, or any of our other product candidates;

•                  delays in the approval of the tavaborole NDA as well as commencement, enrollment and the timing of clinical testing for our product candidates;

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

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.*

Developing and obtaining approval for pharmaceutical products, including conducting preclinical studies and clinical trials and obtaining sufficient data for regulatory approval, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million, $24.0 million and $23.0 million in February 2012, October 2012 and May 2013, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million, $22.6 million and $21.3 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 “at-the-market” stock offering, through September 30, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. In April 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million. Beyond the $15.0 million of additional debt drawdowns under our new debt facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., or together, Hercules, $5.0 million of which is available upon the FDA approval of tavaborole, we have no other commitments or arrangements for any additional financing to fund our research and development programs other than through research funding under our collaboration with Lilly, and though the research agreement with the U.S. Department of Defense, Defense Threat Reduction Agency (DTRA); reimbursements from our various collaborations related to our neglected diseases initiatives, including from our Gates Foundation collaboration; and contingent milestone or royalty payments from GSK or Lilly, which we may not receive. In October 2013, we signed a settlement agreement with Valeant and DPS whereby we received $142.5 million from Valeant in November 2013. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements for at least the next twelve months. While we believe that we currently have sufficient resources to fund our operations for at least the next twelve months, we will need to raise additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs for, our development and regulatory efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

•                  the success of our collaborations with GSK, Lilly, the Gates Foundation and DTRA and the attainment of milestones and royalty payments, if any, under those agreements;

•                  the number and characteristics of product candidates that we pursue;

•                  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

•                  the outcome, timing and cost of regulatory approvals, including the tavaborole NDA that we filed in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014;

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that tavaborole, AN2728 or any of our other wholly-owned or partnered product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.*

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially tavaborole. Our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of our product candidates.

In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on what we believe are the major parameters associated with the design and conduct of the Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. We filed an NDA for tavaborole in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA goal date of July 29, 2014. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, Lilly’s development program for our partnered animal health product candidate may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.*

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether clinical trials of AN2728 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, in September 2013, Lilly notified us that it was ceasing further development of the development compound licensed in August 2011for an animal health indication and  has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, GSK discontinued clinical development of AN3365 in October 2012 and substantially all rights to AN3365 have reverted to us. We have not yet determined if we will proceed with any further development of these molecules.

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

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Drugs for Neglected Diseases initiative, or DNDi, the Gates Foundation or our potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

We have limited experience in conducting Phase 3 clinical trials and while our first NDA for tavaborole was accepted for filing in September 2013, we may be unable to do so for AN2728 and other product candidates we are developing.*

We have recently completed our first Phase 3 clinical trials of tavaborole and are planning to conduct Phase 3 clinical trials of AN2728 in atopic dermatitis. The conduct of successful Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. We have limited experience in preparing, submitting and prosecuting regulatory filings and have submitted our first NDA for tavaborole in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA goal date of July 29, 2014. Consequently, we may be unable to obtain timely approval of our NDA or successfully and efficiently execute and complete additional planned clinical trials in a way that leads to an NDA submission, acceptance and approval of AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing AN2728 and other product candidates we are developing.

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

•                  we may be subject to litigation or product liability claims; and

•                  our reputation may suffer.

Any of these events could prevent us, GSK, Lilly, the Gates Foundation or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

All of our product candidates require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our product candidates will harm our business.*

All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. In July 2013, we filed an NDA for tavaborole, which was accepted for filing by the FDA in September 2013 with a PDUFA goal date of July 29, 2014, and our financial plans currently relate to timely approval of such NDA. Any delay in approval of our NDA may place tavaborole at a competitive disadvantage and may increase our need for additional resources, which may result in increased difficulty for us to raise necessary capital to support future operations.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We submitted our first NDA for tavaborole in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA goal date of July 29, 2014. We, GSK, Lilly, the Gates Foundation or our potential future partners may be unable to submit additional NDAs in the United States or any marketing approval application or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. In addition, as a routine part of the evaluation of any potential drug, clinical trials are generally conducted to assess the potential for drug-to-drug interactions that could impact potential product safety. To date, we have not been requested to perform drug-to-drug interaction (“DDI”) studies on our topical product candidates, but should we commence such studies, it may delay any potential product approval and may increase the expenses associated with clinical programs. We are planning a DDI study with AN2728 in 2014 to provide information for future marketing purposes, which is not anticipated to affect FDA approval timelines. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

All of our product development activities are centered on compounds containing boron. The use of boron chemistry to develop new drugs is largely unproven. If boron-based compounds developed by us or others have significant adverse side effects, regulatory authorities could require additional studies of our boron-based compounds, which could delay the timing of and increase the cost for regulatory approvals of our product candidates. Additionally, adverse side effects for other boron-based compounds could affect the willingness of third-party payors and medical providers to provide reimbursement for or use our boron-based drugs and could impact market acceptance of our products.

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

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.*

The commercial success of tavaborole, AN2728, or our other product candidates will depend upon the acceptance of these products among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

•                  lack of convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant, filed its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis, in July 2012, and stated that efinaconazole has a PDUFA V date of May 24, 2013, the target date for FDA action on the efinaconazole NDA. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole and has estimated that it could receive approval from the FDA in mid-2014. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada. If approved by the FDA, efinaconazole may be the first to market in the United States with data that may be competitive with our data from tavaborole’s Phase 3 studies. If efinaconazole reaches the U.S. market prior to tavaborole, the competitive position of tavaborole may be harmed significantly and the diminished value of tavaborole in such event could have a significant adverse effect on our business. Additionally, our product candidates intended for use against neglected diseases, such as AN5568 for sleeping sickness and our product candidate for tuberculosis, are not expected to generate significant revenues, if any.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Most of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, tavaborole faces potential competition from Valeant’s efinaconazole, which is not only ahead of tavaborole in the regulatory approval process, but also would be marketed by a pharmaceutical company with significantly greater resources and commercial experience than we currently possess.

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

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our dermatological product candidates.*

If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds. Tavaborole will also compete with lasers, which have received clearance from the FDA for the temporary increase of clear nail in patients with   onychomycosis and with over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 also would compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Amevive (alefacept) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole, a novel topical triazole that completed Phase 3 development in December 2011 and was developed by DPS, a wholly-owned subsidiary of Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of “complete cure,” compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and had a PDUFA date of May 24, 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis and has estimated that it could receive approval from FDA in mid-2014. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations and research agreements to fund additional development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements with Lilly, the Gates Foundation and DTRA. These research collaborations may fail to successfully identify product candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, the tuberculosis (TB) compounds which GSK licensed from us in September 2013. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected. *

Currently, we have three significant ongoing collaboration and research agreements: an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development, and worldwide commercialization of animal health products for specific applications; an April 2013 research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB and an October 2013 research agreement with DTRA to design and discover new classes of systemic antibiotics. Under the Gates Foundation research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates and to create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. In connection with the research agreement, the Gates Foundation purchased shares of our common stock for net proceeds of approximately $5.0 million. Under the research agreement with DTRA, we will work with a drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us to design and discover new classes of systemic antibiotics. The research will be conducted over a three and a half year period. The work is funded by a $13.5 million award from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. While the research period under our collaboration agreement with GSK expired in October 2013, GSK selected a compound for further development in TB in September 2013 and will be responsible for all further development and commercialization of this compound under our October 2007 research and development collaboration, option and license agreement with GSK, as amended.

During the research terms of the collaborations, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA collaboration, after the initial term of eleven months, DTRA has the sole option to renew the collaboration for two one-year periods based on our achievement of established developmental milestones for each year. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Our collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Typically, the collaboration partner is obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

If our collaboration partner elects to license or develop a compound, like GSK and Lilly have, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates and, in some cases, would owe our previous partner royalties if we succeeded in commercializing any such product candidates. For example, in September 2013, Lilly notified us that it was ceasing further development of the development compound licensed in August 2011for an animal health indication, and has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, in October 2012, GSK discontinued clinical development of AN3365. Substantially all rights to AN3365 have reverted to us and, if we elect to further develop this compound, we would be solely responsible for all development and commercialization efforts and would owe GSK royalties if we succeeded in commercializing this product candidate.

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected. For example, on November 28, 2012, we filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement and seeking damages related to payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the Medicis Agreement. On October 27, 2013, we, Valeant, parent of Medicis and DPS, entered into a $142.5 million settlement agreement, which, among other effects, terminated the Medicis Agreement and all rights and intellectual property revert back to us.

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

As of September 30, 2013, we are an owner of record, either solely or with a collaborator, of 21 issued U.S. patents and 29 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 26 U.S. patent applications (5 provisional and 21 non-provisional), 3 international (PCT) patent applications and 135 non-U.S. patent applications in at least 29 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.*

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our legal proceedings with Valeant regarding efinaconazole, we spent considerable resources, including management time, in the proceedings. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney’s fees. On October 27, 2013, we, Valeant and DPS entered into a settlement agreement and Valeant agreed to pay us $142.5 million to settle all existing and future claims, including the damages awarded in the October 17, 2013 arbitration ruling, and, among other things, all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. We agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our recent collaborations with the Gates Foundation and DTRA, and, in the case of those funded research activities, we could ultimately lose the rights we do have under certain circumstances.*

Some of our intellectual property rights related to compounds that are not in clinical development as of September 30, 2013 were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

Some of our intellectual property rights related to boron-containing compounds that are in clinical development as of September 30, 2013 were developed through collaborations. We accept research funding from DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe, or DNDi Territory. We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of human African trypanosomiasis, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result, we may not be able to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness, or HAT. As of September 30, 2013, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. As of September 30, 2013, none of our other clinical product candidates are being considered for use in the DNDi collaboration. Some of our intellectual property rights related to boron-containing compounds that are not in clinical development as of September 30, 2013 were developed through a collaboration with Medicines for Malaria Venture, or MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. As of September 30, 2013, the boron-containing compounds under development in this collaboration are structurally distinct from our clinical product candidates. As of September 30, 2013, none of our clinical product candidates are being considered for use in the MMV collaboration.

Under our Gates Foundation collaboration, our research efforts with respect to project compounds in neglected diseases and Gates Foundation priority areas in identified developing countries are subject to co-ownership or exclusive exploitation rights of the Gates Foundation. While we have a first right to develop and commercialize those project compounds, we are required to implement a global access program for such compounds and we may not be able to further develop or exploit project compounds identified in the collaboration.

Under our DTRA collaboration, we will design and discover new classes of systemic antibiotics under a drug discovery consortium formed by us, Colorado State University (CSU) and the University of California at Berkeley (UCB), and will conduct the research over a three and a half year period. The total $13.5 million award is available to the consortium to fund $2.7 million of research reimbursement for the first eleven month period through September 30, 2014, and $5.0 million and $5.7 million is available upon DTRA exercising their option to fund the subsequent twelve and nineteen-month periods, respectively. The funds will support our internal research as well as research conducted in the labs of CSU and UCB. Our research efforts are subject to co-ownership rights with the U.S. Government.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.*

As of September 30, 2013, we jointly own 1 U.S. patent, 1 provisional U.S. patent application and 1 international (PCT) patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 1 provisional U.S. patent application, 2 non-provisional U.S. patent applications, 2 international (PCT) patent applications and 16 non-U.S. patent applications. The rights of our collaborators to these and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

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

Risks Relating to Owning Our Common Stock

Ownership in our common stock is highly concentrated. Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.*

As of October 31, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 48% of our common stock based on reports filed with the SEC. While this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of our common stock in the “at-the-market” offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

We may issue shares of our common stock with aggregate sales proceeds of up to $25.0 million from time to time in connection with the “at-the-market” offering. Through October 31, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and currently have approximately $23.6 million potentially remaining available for sale under our “at-the-market” offering and the issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

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

None

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4	Reserved.
4.5(9)	Common Stock Purchase Warrant issued to OTA, LLC, dated as of April 22, 2013.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(5)	Form of Senior Debt Indenture.
4.12(5)	Form of Subordinated Debt Indenture.
4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(6)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(6)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18(6)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
4.19(7)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.
4.20(7)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.
4.21(8)	Common Stock Purchase Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.
4.22(9)	Warrant Agreement issued June 7, 2013 to Hercules Technology Growth Capital, Inc.
4.23(9)	Warrant Agreement issued June 7, 2013 to Hercules Technology III, L.P.
4.24(10)	Form of Indenture.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(11)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010 on March 29, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended September 30, 2012 on November 9, 2012, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2013, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended June 30, 2013 on August 9, 2013, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-190819), effective September 23, 2013, and incorporated herein by reference.

(11)

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