Form 10-K
period 2013-12-31
Anacor Pharmaceuticals, Inc.
filed 2014-03-17
CIK 1411158

Use these links to rapidly review the document
TABLE OF CONTENTS Anacor Pharmaceuticals, Inc. Form 10-K Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $132.2 million computed by reference to the last sales price of $5.59 as reported by the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2013. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant's common stock on March 10, 2014 was 41,838,760 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on or about May 29, 2014, to be filed within 120 days of the registrant's fiscal year ended December 31, 2013.

Anacor Pharmaceuticals, Inc.
Form 10-K
Index

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the progress, timing and results of clinical trials, the safety and efficacy of our product candidates, timing and potential approval of our product candidates, timing and potential commercial success of our products, actions to be taken by our partners, GlaxoSmithKline LLC, Eli Lilly and Company, Bill & Melinda Gates Foundation and United States Department of Defense, Defense Threat Reduction Agency, our ability to enter into and maintain additional collaborations, our ability to scale and support commercial activities, the goals of our research and development activities, estimates of the potential markets for our product candidates, availability of drug product, our expected future revenues, operations and expenditures and projected cash needs. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We have demonstrated that our organization, utilizing our boron chemistry platform, is highly productive and efficient at creating novel clinical product candidates. We have discovered, synthesized and developed eight molecules that are currently in development, and we believe that our organization and boron chemistry platform have the potential to continue to yield clinical candidates at a relatively constant rate and efficiency in the future. While drug development is often uncertain and occasionally uneven, our current portfolio of product candidates and our ability to efficiently fill our own pipeline provide us with a unique opportunity to create a valuable and sustainable biopharmaceutical company.

        We believe that our expertise in boron chemistry enables us to identify compounds that interact with known drug targets in novel ways and also inhibit drug targets that have been historically difficult to inhibit with traditional chemistry. We have applied this expertise across a range of fungal, inflammatory, bacterial and parasitic diseases that represent significant unmet medical needs. We have discovered and advanced into clinical development and multiple differentiated product candidates that we believe have significant disease-modifying potential and attractive pharmaceutical properties. We believe that our product candidates may offer significant improvements over the standard of care for diseases that represent large, well-defined commercial opportunities.

        The productivity of our internal discovery capability has enabled us to generate a pipeline of both topical and systemic boron-based compounds. Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690) and AN2728. Tavaborole is a topical treatment for onychomycosis, a fungal infection of the nail and nail bed. We filed a New Drug Application (NDA) for tavaborole in July 2013, which was accepted for review by the United States Food and Drug Administration (FDA) in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014. AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis, chronic inflammatory skin diseases that affect millions of people worldwide. We held an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expect to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. In addition, we have three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC (GSK). We are currently considering our options for further development, if any, of AN3365. We have also discovered three other compounds that we have out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly), for the treatment of an animal health indication; a second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (DNDi), for human African trypanosomiasis (HAT, or sleeping sickness); and a third compound is licensed to GSK for tuberculosis (TB). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

        We have entered into and are seeking partnerships to expand the therapeutic application and commercial value of our boron chemistry platform. In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In July 2010, GSK exercised its option to license AN3365 and developed it until October 2012 when GSK discontinued its development and returned all rights to the compound back to Anacor. In September 2011, we amended and expanded our research and development collaboration with GSK to provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using Anacor's boron chemistry platform. In August 2010, we entered into a four-year research collaboration with Lilly, under which we collaborated to discover products for a variety of animal health applications. In January 2014, we received notice that Lilly will terminate further funded research efforts under the collaboration but the agreement continues in effect, including provisions related to future potential payments and royalties that may be paid to us, as Lilly continues to develop an animal health development candidate that was discovered under this collaboration. In addition, we are applying our boron chemistry platform to the development of treatments for various neglected diseases in collaboration with leading not-for-profit organizations at the University of San Francisco (UCSF), including DNDi, Medicines for Malaria Ventures (MMV), the Center for Discovery and Innovation in Parasitic Diseases at UCSF and the Bill and Melinda Gates Foundation (the Gates Foundation). In March 2012, DNDi commenced the first Phase 1 human clinical trial for AN5568, the first oral drug candidate for sleeping sickness.

        In April 2013, we entered into a research agreement with the Gates Foundation, to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB). As part of the funded research activities, we are responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics.

        On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. (Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS), seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and DPS. This agreement related to certain development services provided by DPS in connection with our efforts to develop tavaborole for the treatment of onychomycosis. Our assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. On October 17, 2013, the arbitrator appointed to resolve our dispute with Valeant related to DPS issued an Interim Final Award in our favor, awarding us $100 million in damages as well as all costs of the arbitration and reasonable attorney's fees. On October 27, 2013, Anacor and Valeant agreed that Valeant would pay us $142.5 million to settle all existing and future claims including the damages awarded in that October 17, 2013 ruling, as well as resolve our dispute with Medicis Pharmaceutical Corporation (Medicis) and all other disputes between Anacor, Valeant and DPS related to Anacor's intellectual property, confidential information and contractual rights. Valeant paid Anacor $142.5 million on November 7, 2013.

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

        Additionally, we have discovered new methods of synthesis of boron compounds, allowing for the creation of new compound families with broad chemical diversity and retention of drug-like properties. These new compound families expand the universe of biological targets that can be addressed by small-molecule, boron-based compounds. We have been in operation since 2002 and began generating clinical candidates in our second year of operations. Since that time, we have discovered and synthesized thousands of boron-containing molecules and, of these, eight are currently in development. The rate of discovery of molecules and promotion to clinical development has occurred at a relatively constant rate.

        We believe our focus on boron-based chemistry provides us with multiple advantages in the small-molecule drug discovery process. These advantages include:

  •
  Novel access to biological targets  Due to the unique geometry and reactivity of boron-based molecules, our boron-based compounds are able to modulate existing biological targets and can address targets not amenable to intervention by traditional carbon-based compounds. This may enable us to treat diseases that have not been effectively addressed by carbon-based compounds, for example, by developing antibiotic or antifungal therapies that kill pathogens that have become resistant to existing drugs.

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

Our Strategy

        Our objective is to discover, develop and commercialize proprietary boron-based drug compounds with superior efficacy, safety and convenience for the treatment of a variety of diseases. The key elements of our strategy to achieve this objective are to:

  •
  Drive rapid, efficient discovery of novel boron-based compounds.  We believe the unique characteristics of boron and the expertise we have developed allow us to design novel product candidates that target a broad range of diseases and drive a rapid and efficient drug development process. Since 2002, we have discovered and advanced eight compounds that are currently in development and, in addition, have other active research and development programs ongoing.

  •
  Focus development activities in our core therapeutic areas.  We intend to focus our development activities in our core therapeutic areas of fungal, inflammatory and bacterial diseases. To fully leverage our boron chemistry platform, we have established and will continue to pursue development partnerships in these therapeutic areas.

  •
  Commercialize our products internally or through partnerships in specialty markets in the United States.  We intend to build a sales force and/or form one or more partnerships to focus on domestic specialty markets, such as dermatology and podiatry. We have entered into and will continue to seek commercialization partners for products in non-specialty and international markets.

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

Our Product Candidates

Our Clinical Pipeline

        The following table summarizes the current status and the anticipated next steps in the development plans for our clinical-stage product candidates:

Our Topical Antifungal Programs

  Tavaborole for Onychomycosis

        Our most advanced product candidate is tavaborole, a topical treatment for onychomycosis, which is a fungal infection of the nail and nail bed. We submitted an NDA in July 2013, which was accepted for review by the FDA in September 2013, and currently has a PDUFA V goal date of July 29, 2014.

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

        According to Podiatry Today, 35 to 36 million people in the United States have onychomycosis. Over 95% of onychomycosis infections are infections of the toenail, according to a report in U.S. Dermatology Review. According to market data, approximately 75% of those affected by onychomycosis are not receiving treatment. For those who do seek treatment, options include debridement, oral or topical drugs or a combination of debridement and drug therapies. Debridement consists of scraping, cutting away or removal of the affected nail. Onychomycosis may persist or worsen if not treated. Onychomycosis often recurs in susceptible individuals because the fungi that cause onychomycosis are present in many common locations such as floors, the soil, socks and shoes. Consequently, the nail can be reinfected, and additional courses of treatment are frequently required even after successful treatment.

        Lamisil (terbinafine), a systemic drug approved for onychomycosis, had worldwide peak sales of $1.2 billion in 2004 before generic entry. According to IMS Health, for the 12-month period ending December 31, 2012, 1.5 million new prescriptions were filled in the United States for both branded and generic versions of terbinafine. Despite its high labeled efficacy (38%), we believe the usage of branded and generic terbinafine has been limited due to safety concerns related to liver toxicity. Penlac Nail Lacquer (ciclopirox), the only U.S. approved topical agent for onychomycosis, had U.S. sales of $125.0 million in 2002, before generic entry. According to IMS Health, for the 12-month period ending December 31, 2012, over 400,000 new prescriptions were filled in the United States for branded or generic ciclopirox. While ciclopirox has been shown to be safe due in part to its topical administration, we believe the usage of branded and generic ciclopirox has been limited due to its low labeled efficacy (5.5% - 8.5%), which was achieved with concomitant monthly debridement, as well as its inconvenient application.

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

        Penlac is approved for use in onychomycosis in conjunction with monthly debridement. In the two clinical trials cited on Penlac's product label, even with frequent debridement, only 5.5% and 8.5%, respectively, of patients treated with Penlac achieved 100% clear nail and mycological cure. We believe that a significant barrier to effective treatment by current topical therapies is the difficulty of formulating the drug product to penetrate through the nail plate and reach the site of infection.

  Our Solution: Tavaborole

        By addressing the limitations of current therapies, we believe tavaborole can potentially offer significant improvements over the standards of care for onychomycosis by combining the safety of a topical drug, efficacy without debridement and ease of use. Due to its unique boron chemistry, tavaborole has demonstrated enhanced nail penetration properties, a novel mechanism of action with potent antifungal activity and, due in part to its topical administration and low systemic exposure, clinically significant systemic side effects in human dosing have not been observed.

        We designed tavaborole with three distinguishing characteristics:

  •
  Enhanced nail penetration properties.  We utilized our expertise in medicinal chemistry to design tavaborole with enhanced nail penetration properties, allowing for improved delivery of the compound through the nail plate to the nail bed, the site of onychomycosis infection. A preclinical study utilizing human nails indicated that tavaborole, 5% solution is able to penetrate the nail plate approximately 40 times more effectively than Penlac.

  •
  Novel mechanism of action with potent antifungal activity.  We have utilized our expertise in boron-based chemistry to design tavaborole with potent antifungal activity. Tavaborole inhibits an essential fungal enzyme, LeuRS, required for protein synthesis. The inhibition of protein synthesis terminates cell growth and leads to cell death, eliminating the fungal infection. We have shown that this inhibitory activity requires the presence of boron within the compound, as the replacement of the boron atom with a carbon atom in tavaborole inactivated the molecule. The unique boron-based mechanism of action underlying tavaborole was detailed in the June 22, 2007 issue of the journal Science.

  •
  No detected systemic side effects after topical dosing.  We have conducted clinical trials to assess systemic absorption of tavaborole. The results of these trials found that topical treatment with tavaborole resulted in low or no detectable levels of the drug in the blood or urine. No clinically significant treatment-related systemic side effects have been observed in any of our clinical trials, and we believe it is unlikely that treatment of onychomycosis with tavaborole will result in significant systemic side effects.

  Tavaborole Phase 3 Clinical Development Program

        In 2013, we completed two Phase 3 studies under a Special Protocol Assessment (SPA), in which tavaborole achieved a high degree of statistical significance on all primary and secondary endpoints. Enrolled subjects were randomized to receive tavaborole topical solution 5% or vehicle solution once daily for 48 weeks. No debridement was performed and proper nail trimming was limited to within 1 mm of the distal groove. In the first study (known as Study 301), 6.5% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 0.5% of patients treated with vehicle (p=0.001) at week 52. "Complete cure" is a composite endpoint that requires both a mycological cure and a completely clear nail and is consistent with the FDA endpoint requirement for Lamisil. Among the secondary endpoints at week 52, 26.1% of patients treated with tavaborole achieved a "completely clear" or "almost clear" (≤10% clinical involvement) nail vs. 9.3% in the vehicle-treated arm (p<0.001); 31.1% of patients treated with tavaborole achieved mycologic cure vs. 7.2% in the vehicle-treated arm (p<0.001)); and 15.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 1.5% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 87.0% of patients treated with tavaborole had a negative fungal culture vs. 47.9% in the vehicle-treated arm (p<0.001) at week 52, and 24.6% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative fungal culture vs. 5.7% in the vehicle-treated arm (p<0.001) at week 52.

        In the second study (known as Study 302), 9.1% of patients treated with tavaborole met the primary endpoint of "complete cure" vs. 1.5% of patients treated with vehicle (p<0.001) at week 52. Among the secondary endpoints at week 52, 27.5% of patients treated with tavaborole achieved a "completely clear" or "almost clear" nail vs. 14.6% in the vehicle-treated arm (p<0.001); 35.9% of patients treated with tavaborole achieved mycologic cure vs. 12.2% in the vehicle-treated arm (p<0.001)); and 17.9% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail with mycological cure vs. 3.9% in the vehicle-treated arm (p<0.001). In addition to the primary and secondary endpoints noted above, 85.4% of patients treated with tavaborole had a negative fungal culture vs. 51.2% in the vehicle-treated arm (p<0.001) at week 52, and 25.3% of patients treated with tavaborole achieved "completely clear" or "almost clear" nail and negative fungal culture vs. 9.3% in the vehicle-treated arm (p<0.001) at week 52.

        In both studies, tavaborole was safe and well-tolerated across study subjects, and there were no serious adverse events related to the study drug.

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

        Our Phase 1 data for AN2718 indicated that AN2718 has a low skin irritation profile across multiple doses and that it would thus be suitable for the treatment of skin fungal infection. This Phase 1 data, which we announced in March 2009, was from a 21-day skin irritation trial. In the trial, we compared AN2718 gel at 1.5%, 2.5%, 5.0% and 7.5%, and AN2718 cream at 0.3% and 1.0% to their respective vehicles. All doses of AN2718 gel, cream and vehicle were applied to the skin of normal volunteers for 21 days using semi-occlusive, or semi-air and water-tight, adhesive patches. Application sites were then evaluated daily for signs of irritation. The irritation indices for all AN2718 doses were very low and comparable to vehicle.

Our Topical Anti-Inflammatory Programs

  AN2728 for Mild-to-Moderate Atopic Dermatitis and Psoriasis

        AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis, chronic inflammatory skin diseases that affect millions of people worldwide. To date, AN2728 has demonstrated initial tolerability and activity against atopic dermatitis in four clinical studies and against psoriatic lesions in seven clinical studies. We had an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expect to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. In October 2011, we held an End of Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and in November 2011, we filed a SPA, and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        Given the safety profile exhibited by AN2728, the positive outcome from the Phase 2 atopic dermatitis trials and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing AN2728 development activities on atopic dermatitis and will evaluate initiating Phase 3 trials in psoriasis after the completion of the Phase 3 studies in atopic dermatitis.

  Atopic Dermatitis Market

        Atopic dermatitis is a chronic rash characterized by inflammation and itching, often occurring in the folds of skin with symptoms lasting up to 14 days or more. Lesions of atopic dermatitis are commonly red, elevated, scaly, excoriated and oozing patches and are often accompanied by intense, unrelenting pruritus (itching). The lesions lichenification, a thickening of the skin with exaggerated skin lines, is considered to be an atrophic response to chronic rubbing. According to the National Eczema Association, almost 18 million people in the United States have atopic dermatitis. An article published in the Journal of Allergy and Clinical Immunology reports that surveys indicate that greater than 70% of patients have mild disease, 20% have moderate disease and only 2% have severe disease. The condition most commonly appears in childhood, with up to 20% of children in the United States affected, and it can persist into adulthood. Atopic dermatitis is the eighth most common disease in persons under 25 years of age and is a common cause for pediatric healthcare visits, nonetheless, it continues to be frequently misdiagnosed, misunderstood and ineffectively treated. While the exact cause of atopic dermatitis is not known, patients have a number of characteristics, including: a family tendency towards atopy, i.e., asthma, hay fever and atopic dermatitis; an impaired skin barrier function; dry skin; a lower than normal threshold for itching; increased susceptibility to bacterial as well as viral, fungal and yeast skin infections and abnormal immune and/or inflammatory responses. The secondary infections and/or greater than normal levels of bacterial colonization may be due to deficiencies in these patients' innate immunity. At least some of the inflammatory responses are driven by host responses to the super antigens of Staphylococcus aureus.

  Limitations of Current Therapies for Mild-to-Moderate Atopic Dermatitis

        No currently available therapy is curative for atopic dermatitis. Topical corticosteroids are the mainstay of treatment, aimed at preventing pruritus and subsequent scratching, which exacerbates the condition. Local side effects include skin thinning, acne and stretch marks and systemic side effects include HPA axis suppression. In addition, the safety of long-term corticosteroid treatment in pediatric patients is of concern. The most recently approved non-steroidal topical therapies for atopic dermatitis were Protopic and Elidel, topical immunomodulators, which received Black Box warnings for potential cancer risk from the FDA in 2005. In the year prior to receiving a Black Box warning, 4.9 million prescriptions were written for Protopic and Elidel in the United States. Since the Black Box warning, Protopic and Elidel are only recommended for use as second line therapy for short-term and non-continuous chronic treatment in patients over the age of 2 years who have failed to respond to other treatments. Antibiotics, antihistamines, topical corticosteroids and topical immunomodulators may also be used in combination, however, these can be limited in utility due to insufficient efficacy or unwanted side effects.

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

  Limitations of Current Psoriasis Therapies

        Most psoriasis patients use more than one type of treatment at any given time and may rotate treatments over time as their disease severity changes or they develop complications. Although current treatments attempt to decrease the severity of the disease, none of them cures the disease. Currently available treatments can be classified as topical, oral, injectable or phototherapy. According to IMS Health, 84% of all prescriptions for psoriasis within the United States in 2009 were for topical treatments. The most common topical treatments are corticosteroids, vitamin D derivatives, such as Dovonex (calcipotriene), topical retinoids, such as Tazorac (tazarotene), and crude coal tar preparations. Taclonex is also a treatment for psoriasis and is a combination of calcipotriene and the high potency corticosteroid betamethasone dipropionate. The most common oral treatments are the immunosuppressive drug methotrexate and the oral retinoid acitretin. A number of injectable biologic drugs in the market include Enbrel, Humira, Remicade, Stelara and Simponi. The majority of these drugs are monoclonal antibodies, complex protein molecules, some of which act by the inhibition of TNF-alpha. In addition to topicals, orals and injectables, psoriasis is also treated with ultraviolet light exposure. Typically, physicians initiate treatment by prescribing topical therapies to treat mild or moderate forms of psoriasis, followed by light therapy or oral treatments if the patient's disease does not improve. For patients who do not respond to oral treatments or light therapy, or for those who have moderate-to-severe psoriasis, physicians often consider prescribing injectable biologic treatments.

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

  Our Solution: AN2728 for Mild-to-Moderate Atopic Dermatitis and Psoriasis

        We believe that AN2728 will have comparable efficacy to that of topical mid-potency corticosteroids and topical immunomodulators in treating mild-to-moderate atopic dermatitis and comparable efficacy to that of topical mid-potency corticosteroids and vitamin D analogs in treating mild-to-moderate psoriasis, but with a better safety and tolerability profile. AN2728 is a novel boron-containing small molecule that inhibits PDE-4 and reduces the production of pro-inflammatory cytokines thought to be associated with atopic dermatitis and psoriasis. If approved, AN2728 would be the first topical non-steroidal treatment for atopic dermatitis since the approval of Elidel in 2002.

  AN2728 Clinical Development Programs

        To date, AN2728 has demonstrated tolerability and activity against mild-to-moderate atopic dermatitis in four clinical studies, and against psoriatic lesions in seven clinical studies. In the first quarter of 2014, we held an End of Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in atopic dermatitis and plan to initiate the Phase 3 trials in the first half of 2014. In October, 2011 we held an End of Phase 2 meeting with the FDA to discuss the design of Phase 3 trials of AN2728 in psoriasis and, in November, 2011, we filed a SPA and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials of AN2728 in psoriasis.

        Given the safety profile exhibited by AN2728 in 18 clinical studies, the positive outcome from the four clinical trials in atopic dermatitis and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing AN2728 development activities on atopic dermatitis and will reconsider Phase 3 trials in psoriasis after the completion of the Phase 3 trials in atopic dermatitis.

  AN2728 Clinical Development Program in Mild-to-Moderate Atopic Dermatitis

        In December 2011, we announced the results of our first Phase 2 trial of AN2728 for the treatment of atopic dermatitis. In this six-week, double-blind, bilateral trial, 25 patients were randomized 1:1 to treat their atopic dermatitis lesions twice daily (BID) with AN2728 ointment, 2% or vehicle. The primary endpoint was the improvement in lesions treated with AN2728 ointment, 2% compared to lesions treated with vehicle at 28 days. Improvement was defined as a decrease in Atopic Dermatitis Severity Index (ADSI) score, which is the sum of the severity scores of five clinical features (erythema, pruritis, exudation, excoriation and lichenification) from 0 (none) to 3 (severe) for each feature, for a total score of 0 to 15. AN2728 met the primary endpoint with 68% of patient lesions treated with AN2728 showing improvement in ADSI score from baseline compared to 20% of lesions treated with vehicle (P = 0.017). The proportion of lesions achieving total or partial clearance (ADSI score < 2.0) at day 28 was 52% for lesions treated with AN2728 compared to 16% for lesions treated with vehicle.

        In December 2012, we announced results from our second Phase 2 study of AN2728 for the treatment of atopic dermatitis. It was our first study in adolescents with atopic dermatitis, and the first study in which we have evaluated the effect of treating all of a patient's atopic dermatitis and measured the improvement using the Investigator Static Global Assessment (ISGA). The ISGA is a 5-point scale from 0 (clear) to 4 (severe) and is the same scale used by the FDA to evaluate the most recently approved topical treatments for atopic dermatitis. 35% of patients achieved an ISGA score of 'clear' or 'almost clear' with a minimum 2-grade improvement. In addition, AN2728 demonstrated a promising safety profile when treating adolescents. The Phase 2 open-label study enrolled 23 adolescent patients, with mild-to-moderate atopic dermatitis involving 10-35% of treatable body surface area (BSA). Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). Patients were instructed to apply AN2728 ointment, 2% BID for 28 days. The primary endpoints were an assessment of safety and tolerability based on the frequency and severity of systemic and local adverse events (AEs) as well as the pharmacokinetic profile. Secondary endpoints included assessment of change in ISGA score as well as individual signs and symptoms of atopic dermatitis.

        In March 2013, we reported the results of a Phase 2 dose-ranging study in 86 adolescents (ages 12 - 17) with mild-to-moderate atopic dermatitis. Patients were randomized 1:1 to either once daily (QD) or BID application for 28 days. Patients were instructed to apply AN2728 ointment, 2.0% to one target lesion and AN2728 ointment, 0.5% to a comparable target lesion. The primary endpoint was the change from baseline ADSI score. A clear dose response was demonstrated in this study, with AN2728 ointment, 2.0% BID yielding the greatest improvement. Lesions treated with AN2728 ointment, 2.0% BID for 28 days achieved a 71% improvement from baseline in their ADSI score, with 62% of lesions in this treatment group achieving total or partial clearance. Most adverse events were mild and largely unrelated to the study drug.

        In November 2013, we reported the results of a Maximal Use Systemic Exposure (MUSE) study in children. The multi-center, open label study enrolled 34 patients, ages two to 17 years with mild-to-moderate atopic dermatitis with a mean involvement of 49% of total body surface area (BSA). Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). In the MUSE study, patients (or their caregivers) were instructed to apply AN2728 ointment, 2% BID for 28 days. The results of this study demonstrated that AN2728 ointment, 2% appears to be safe, well-tolerated, and efficacious when applied twice daily to patients, ages two to 17 years with atopic dermatitis affecting a very large percentage of their body surface area. 65% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) after four weeks of treatment; 47% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) with a minimum 2-grade improvement after four weeks of treatment; mean pruritus scores improved by 63% after four weeks of treatment; and patients demonstrated an average 78% reduction in affected body surface area. Overall blood levels in pediatrics and adolescents were low and were similar to those previously observed in adults after adjusting for percent BSA treated.

        In December 2013, we completed a thorough QT (TQT) study in approximately 180 healthy volunteers. The primary endpoint of this study was the assessment of change from baseline electrocardiogram (ECG), specifically QT/QTc interval following multiple doses of AN2728 ointment, 2% as compared to vehicle ointment at Day 9. Study results indicate that AN2728 ointment, 2% did not have any significant effect on the primary endpoint and was therefore deemed safe from a cardiac safety perspective. In addition, in February 2014, we completed a voluntary drug-drug interaction(DDI) study.

        We held an End of Phase 2 Meeting with the FDA the first quarter of 2014 and currently plan to initiate Phase 3 studies of AN2728 in atopic dermatitis in the first half of 2014.

  AN2728 Clinical Development Program in Psoriasis

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

        In March 2008, we completed a Phase 2a bilateral trial of AN2728 to characterize the safety profile and to assess efficacy. In this trial, patients, in a double-blinded fashion, treated one of their areas of psoriasis with AN2728 ointment,5.0% and a matching area on the opposite side of the body with the vehicle alone. The trial treated 35 patients with mild-to-moderate psoriasis. The primary endpoint was the proportion of patients in whom the AN2728-treated area improved more than the vehicle-treated area based on the overall target plaque severity score (OTPSS). The OTPSS is a scoring system used by investigators that characterizes severity of disease, which ranges from zero (no evidence of disease) to eight (very severe). Based on the OTPSS after four weeks, the trial achieved its primary endpoint, with 69% of the AN2728 treated plaques demonstrating a lower score than the vehicle treated plaques as compared to 6% of the vehicle treated plaques (p-value less than 0.001). Significant differences were also noted after two weeks and three weeks and in all secondary endpoints, including scaling, erythema and plaque elevation. In addition to no serious adverse events, there were no treatment-related adverse reactions or application site reactions.

        In December 2008, we completed a Phase 2 double-blind bilateral trial comparing AN2728 ointment,5.0% and vehicle using a design similar to our Phase 2a study but using a longer treatment duration. In this Phase 2 study, patients with mild-to-moderate psoriasis applied AN2728 and vehicle BID for 12 weeks in order to define the optimal duration of therapy. Results showed statistically significant reductions in the OTPSS, as well as in the individual signs of psoriasis, such as erythema, scale and plaque thickness at several time points. Compared to those treated with vehicle, psoriasis plaques treated with AN2728 achieved a lower OTPSS in a significantly greater proportion of patients after as few as two weeks of treatment, with optimal responses seen at six and eight weeks (p-value less than 0.001 and 0.01, respectively). Thirteen percent of the treated plaques cleared completely and 43% of the plaques achieved (clear) or (almost clear) with a two-grade improvement from baseline. Treatments were generally well-tolerated with the most common side effect being irritation at the application site. During the course of the trial, one serious adverse event was reported in a patient who developed a rash after receiving an injection of penicillin outside of the trial for a sore throat and needed to be hospitalized for this non-life threatening reaction.

        In June 2010, we completed a 145-patient randomized, double-blind, vehicle-controlled, multicenter, Phase 2b bilateral dose-ranging trial to evaluate the safety and efficacy of AN2728 ointment,0.5% and 2.0%, applied QD or BID for 12 weeks for the treatment of mild-to-moderate psoriasis. Compared to those treated with vehicle, psoriasis plaques treated with AN2728 achieved greater improvement in the OTPSS in a significantly higher proportion of patients after six weeks in the AN2728 ointment,2.0% BID dosing group (p-value less than 0.001), which was the primary endpoint of the trial. A dose response was also observed across the four dosing groups for this outcome. Additionally, of those plaques treated for 12 weeks with AN2728 ointment,2.0% BID, 54%

achieved complete or near complete clearance with at least a two-grade improvement from their baseline severity score.

        In June 2011, we completed the final Phase 2b trial to evaluate the safety and efficacy of AN2728 in patients with mild-to-moderate psoriasis under the anticipated conditions of expected Phase 3 trials to provide preliminary indications of efficacy and local tolerability and systemic safety when treating all or nearly all of the plaques on each subject. In this trial, 68 subjects were randomized in a 2:1 ratio, AN2728 to vehicle. Subjects treated with AN2728 showed improvement over vehicle at each of the recorded timepoints during the 12-week study period with peak efficacy (defined by proportion of subjects achieving complete or near complete clearance of treated psoriasis plaques) of 26% occurring after six weeks of treatment with AN2728.

        In October 2011, we completed an End of Phase 2 meeting with the FDA. We also filed a SPA and reached agreement with the FDA on the major parameters associated with the design and conduct of the Phase 3 trials in psoriasis, which we will reconsider after the completion of the Phase 3 trials of AN2728 in atopic dermatitis.

  AN2898 for Mild-to-Moderate Atopic Dermatitis and Psoriasis

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

        In a cumulative irritation trial completed in the first quarter of 2009, AN2898 ointment,5.0% and its vehicle were applied QD to the skin of normal volunteers under occlusive, adhesive patches for four consecutive days. Application sites were evaluated daily for signs of irritation. No irritation potential was seen for AN2898 ointment,5.0% or the vehicle.

        In December 2011, we completed a Phase 2a study of AN2898 in atopic dermatitis. In this multicenter, randomized, double-blind, vehicle-controlled, bilateral comparison study, 46 patients with mild-to-moderate dermatitis were randomized (1:1) to receive either AN2728 ointment, 2% vs. ointment vehicle or AN2898 ointment, 1% vs. ointment vehicle, applied BID to two similar target lesions on the trunk or extremities for six weeks. The primary endpoint for both compounds was successfully achieved after 28 days of BID treatment.

Our Gram-Negative Antibiotic Program

  AN3365 for Gram-Negative Infections

        AN3365 is our lead antibiotic product candidate for the treatment of infections caused by Gram-negative bacteria. In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize AN3365 and assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI). In March 2012, GSK voluntarily discontinued certain of its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are currently considering our options for further development, if any, of this compound.

  Limitations of Current Gram-Negative Antibiotics

        Traditionally, Gram-negative infections have been treated with antibiotics, particularly beta-lactams, including penicillins, cephalosporins and carbapenems, and quinolones, including flouroquinolones. However, the effectiveness of existing antibiotics has been declining due to increasingly prevalent drug resistance. Bacteria develop resistance to drugs through genetic mutations or by acquiring genes from other bacteria that have become resistant. For example, in a recent survey of resistance rates of Gram-negative bacteria to current therapies in the United States, the resistance of E. coli to fluoroquinolones has been dramatically increasing. For example, resistance of E. coli to ciprofloxacin increased from 4% in 1999 to 30% in 2008 and resistance of E. coli to levofloxacin increased from 10% in 2003 to 30% in 2008. Over the same period, resistance of another Gram-negative bacteria, Klebsiella pneumoniae, to third generation cephalosporins, such as ceftriaxone and ceftazidime, increased from virtually no resistance to 15%. The same survey also showed that by 2008, 17% - 19% of Pseudomonas aeruginosa were resistant to fluoroquinolones, 10% - 70% were resistant to third generation cephalosporins and 7% - 15% were resistant to carbapenems, such as meropenem and imipenem. Therefore, there is an ongoing need for novel antibiotics to combat the widespread proliferation of antibiotic resistance, particularly for Gram-negative bacteria. Additionally, currently-marketed products have side effect profiles that can include nausea, diarrhea, vomiting, rash, insomnia, and potential liver toxicity. Also, currently-approved antibiotics specifically targeting infections caused by Gram-negative bacteria are only available in either IV or oral formulations, but not both, so patients cannot continue on the same antibiotic therapy they received in the hospital once they are discharged.

  Our Solution: AN3365

        AN3365 is a novel, boron-based, small molecule product candidate that targets the bacterial enzyme LeuRS. The inhibition of protein synthesis leads to termination of cell growth and cell death, eliminating the bacterial infection. Preclinical studies suggest that AN3365 could be a novel approach for the treatment of infections caused by Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp. AN3365 has demonstrated a favorable profile in preclinical safety and toxicology studies. Results from a Phase 1 proof-of-concept trial showed that AN3365 demonstrated a promising safety profile and linear dose-proportional pharmacokinetic properties, reaching blood levels that were multiple times higher than the anticipated efficacious dose.

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

Our Animal Health Program

  Animal Health

        In August 2010, we established a four-year research and development agreement with Lilly to create and develop new therapeutics for animal health. In August 2011, Lilly selected its first development candidate and, in December 2012, Lilly selected a second development candidate, each for undisclosed indications in animal health. We received a $1.0 million milestone payment for each candidate selection. Lilly halted further development of the first compound and returned all rights to Anacor. Lilly is currently developing the second development candidate selected. In January 2014, we received notice that Lilly will terminate further funded research efforts under the collaboration, which will terminate Lilly's obligation to make the final two research payments under the agreement to us. The remainder of the agreement remains in effect, and potential payments and royalties related to the compound under development by Lilly pursuant to the agreement remain unaffected by the termination of the research term.

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

  Our Animal Health Development Candidate

        Our boron chemistry platform has demonstrated the potential to treat a number of diseases caused by bacteria, fungi and parasites, some of the leading causes of diseases in animals. As a result of some of our work in human neglected diseases, we identified the opportunity to address unmet medical needs in animals as well. Lilly funded the research that resulted in the discovery of the candidate currently in development and is responsible for its future development and commercialization. Anacor is eligible to receive additional development and regulatory payments as well as tiered royalties from percentages in the high single digits to in-the-tens on future sales.

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

  Sleeping Sickness

        Sleeping sickness threatens millions of people in 36 countries in sub-Saharan Africa and is fatal if left untreated. The disease is caused by parasites transmitted by the bite of a tsetse fly and is often asymptomatic for years until the infection reaches "stage 2" where it crosses into the central nervous system and brain. Without effective treatment, sleeping sickness is usually fatal.

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

  Our Solution: AN5568

        In pre-clinical studies, AN5568 demonstrated safety and the ability to cross the blood-brain barrier making it efficacious against stage 1 and stage 2 of the disease. In addition, its oral formulation, short duration of therapy and excellent pre-clinical safety profile suggest that it could change the way sleeping sickness is treated, reduce its incidence in humans, and contribute to elimination of the disease. DNDi is solely responsible for clinical development of AN5568 in this indication.

Research Activities

  Internal Research Activities

        Our internal research activities include follow-on research to our existing compounds as well as investigation of novel activity of our boron chemistry platform in multiple therapeutic applications. Key efforts currently include the further development of topical and systemic PDE-4 inhibitors for the treatment of inflammatory diseases, new approaches to the therapy of acne and rosacea, the development of novel anti-infectives against targets not covered in our existing GSK collaboration and work on novel kinase inhibitors.

  Neglected Diseases Initiatives

        Neglected diseases are defined as diseases that disproportionately affect the world's poorest people, including TB, malaria, visceral leishmaniasis, Chagas disease, sleeping sickness and filarial worms. Despite the fact that these diseases cause significant morbidity and mortality worldwide, and that the current standards of care are difficult to administer, have significant toxicities and are increasingly becoming less effective due to resistance, there has been little investment in developing new therapies for these diseases due to the absence of a reasonable expectation of a financial return.

        Our boron chemistry platform appears to be particularly well suited for the treatment of these types of infectious diseases, and we feel a responsibility to apply our technology to the development of new treatments. Until such time as we are consistently profitable, however, we are committed to doing that research only when we can use grants and other non-dilutive sources of funding in as close to a cash-neutral manner as possible.

        In recent years, a number of foundations and governments have created public-private partnerships to address this gap by funding promising technologies that may result in new drugs. In December 2007, we established a partnership with DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease. In March 2012, DNDi initiated the first Phase 1 clinical trial of AN5568 in humans for sleeping sickness. In May 2009, we established a collaboration with the Global Alliance for TB Drug Development. In April 2010, we entered into a research collaboration with MMV to identify lead compounds for the treatment of prophylaxis of malaria and, in March 2011, we also entered into a development agreement with MMV to develop compounds for the treatment of malaria. In December 2010, we entered into a collaboration with the Sandler Center for Drug Discovery (now the Center for Discovery and Innovation in Parasitic Diseases) at UCSF to discover new drug therapies for the treatment of river blindness, a parasitic disease that is the second leading cause of infectious blindness worldwide.

        In April 2013, we signed a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases and TB. Additionally, Anacor will create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases and will provide access to the expanded library compounds for neglected disease research to the Gates Foundation, and others, including academic, governmental and other non-profit institutions or equivalent entities. Under the agreement, the Gates Foundation agreed to pay up to $17.7 million in research funding over a three-year term and also invested $5.0 million in Anacor common stock.

        Our work in this area also allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and, ultimately if a drug is approved, potential revenue in some regions.

  New Classes of Systemic Antibiotics

        In October 2013, we entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us will conduct the research over a three and a half year period. The work is funded by a $13.5 million award from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The $13.5 million award is available to the consortium to fund $2.7 million of research reimbursements for the eleven-month period through September 30, 2014, and an additional $5.0 million and $5.7 million will become available upon DTRA exercising their options to fund the subsequent twelve- and nineteen-month periods, respectively.

Collaboration with GSK

        In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. Under the agreement, we are currently working to identify and develop product candidates in an identified target-based project areas. The collaborative research term of the agreement will expire in 2014 unless extended by the parties.

        Pursuant to the agreement, GSK paid us a $12.0 million non-refundable, non-creditable upfront fee in October 2007. In addition, GSK invested $30.0 million in a preferred stock financing completed in December 2008. Subsequently, in November 2010, GSK invested an additional $5.0 million in our common stock in connection with our initial public offering.

        In July 2010, GSK exercised its option to obtain an exclusive license to develop and commercialize AN3365 for the treatment of infections caused by Gram-negative bacteria. Upon exercise of the option, we received a licensing fee of $15.0 million. GSK assumed responsibility for further development of the product candidate and any resulting commercialization. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections and complicated intra-abdominal infections. In March 2012, GSK voluntarily discontinued certain of its current clinical trials of AN3365 due to a microbiological finding in a small number of patients in the Phase 2b trial of AN3365 for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. If we choose to further develop AN3365, we may be required to make certain milestone payments beginning upon filing for regulatory approval of up to $8.0 million and royalty payments from percentages in the low single digits to GSK.

        In September 2011, we amended and expanded our agreement with GSK and received a $5.0 million amendment fee. The amendment added a new program for tuberculosis (TB), under which GSK is funding Anacor's TB research activities through to candidate selection. Upon meeting candidate selection criteria, GSK has the option to license TB compounds and would be responsible for all further development and commercialization. In September 2013, GSK selected and licensed a candidate for further development in TB. Anacor is eligible for up to $75.0 million in milestones and royalties from percentages in the low to mid single digits on sales of resulting products.

        To date, in addition to the $12.0 million upfront payments, $5.0 amendment fee and $15.0 million option exercise fee, we have received $10.1 million for achievement of performance milestones, including milestones for lead declaration, candidate selection and first patient dosing in a Phase 1 clinical trial of AN3365. We have also received milestone payments for lead declarations in two other GSK programs.

        The agreement provides for a joint research committee to oversee the research collaboration, and a joint patent subcommittee responsible for coordination of intellectual property developed by the collaboration, including patent application filing. We and GSK have appointed an equal number of members to each such committee and decisions are made on a consensus basis. Unless earlier terminated, the agreement will continue in effect until expiration of all payment obligations under the agreement. GSK retains the unilateral right to terminate the TB project under the agreement upon written notice to us. Either party may also terminate the agreement for any uncured material breach of the agreement by the other party. Either party may also terminate the agreement upon specified actions relating to insolvency of the other party. In the event of unilateral termination by GSK, all rights granted by us to GSK with respect to the project to which such termination applies would terminate and we would retain the rights to any compounds relating to such project. In the event of termination by GSK for cause, GSK would have a perpetual exclusive license under our intellectual property to develop and commercialize any project compounds to which such termination applies, subject to GSK's payment to us of specified royalties on sales of such compounds. In the event of termination by us for cause, we would have a perpetual exclusive license under GSK's intellectual property to develop and commercialize any project compound to which such termination applies.

        For a specified period following the effective date of the agreement, subject to certain exceptions, we may not research, optimize, develop or commercialize outside of the collaboration any compounds that we progressed through the project Under certain circumstances and for a specified period, we are restricted from developing or commercializing TB compounds for other indications. Upon a change of control of either party, the agreement would remain in effect. Upon a change of control of Anacor, GSK has the right to elect to exercise any remaining options to license and commercialize compounds then under development pursuant to the research collaboration.

Collaboration with Lilly

        In August 2010, we entered into a four-year research agreement with Lilly under which we collaborated to discover products for a variety of animal health applications. The collaboration combined our boron-based technology platform and drug research capabilities with Lilly's expertise in the area of animal health. To date, we have received over $16.0 million in milestones and research funding. Lilly is currently developing one of the candidates discovered under this collaboration. We are eligible to receive payments upon Lilly's achievement of development and regulatory milestones, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on sales. Such royalties continue through the later of expiration of our patent rights or six years from the first commercial sale on a country-by-country basis.

        In January 2014, Anacor received notice that Lilly is terminating the research term effective March 2014, five months earlier than the expiration in August 2014 as specified in the agreement, which will terminate Lilly's obligation to make the final two research payments under the agreement to us. The remainder of the agreement remains in effect, and potential payments and royalties related to the compound under development by Lilly pursuant to the agreement remain unaffected by the termination of the research term.

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

        On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis seeking damages related to payment for the achievement of certain preclinical milestones under the agreement. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. On October 27, 2013, we entered into a settlement agreement with Valeant related to all outstanding litigation, including the dispute with Medicis, which was acquired by Valeant in December 2012. Under the terms of the settlement, the Medicis agreement was terminated effective October 27, 2013 and all rights and licenses to intellectual property under the agreement reverted back to us.

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

        We expect that if tavaborole is approved, podiatrists and dermatologists would write a significant portion of prescriptions in the United States, and we expect the majority of overall sales will be within the United States. We believe that this specialty market in the United States can be addressed by us or a partner with a relatively small sales force. If AN2728 is approved, dermatologists and pediatricians would write a significant number of the prescriptions, which we could potentially address by expanding the tavaborole sales force in the United States. In any event, we anticipate licensing commercialization rights to these product candidates to third parties for sales outside of the United States.

Intellectual Property

        Previous efforts to produce boron-based drugs have been centered largely on boronic acids as serine protease inhibitors, such as the oncology treatment Velcade. Our research concentrates on different biological targets and uses novel boron-based compounds where we believe there is little existing intellectual property held by others. Some of our intellectual property related to our product candidates was initially developed by us or our subcontractors. In the course of our development and commercialization collaborations, intellectual property relating to our product candidates may be developed by us and/or our collaborators, such as GSK or Lilly.

        As of February 1, 2014, we were the owner of record, either solely or with a collaborator, of 23 issued U.S. patents (U.S. Pat. No. 7,390,806; U.S. Pat. No. 7,465,836; U.S. Pat. No. 7,582,621; U.S. Pat. No. 7,652,000; U.S. Pat. No. 7,767,657; U.S. Pat. No. 7,816,344; U.S. Pat. No. 7,888,356; U.S. Pat. No. 7,968,752; U.S. Pat. No. 8,039,450; U.S. Pat. No. 8,039,451; U.S. Pat. No. 8,106,031; U.S. Pat. No. 8,115,026; U.S. Pat. No. 8,168,614; U.S. Pat. No. 8,343,944; U.S. Pat. No. 8,440,642; U.S. Pat. No. 8,461,134; U.S. Pat. No. 8,461,135; U.S. Pat. No. 8,461,336; U.S. Pat. No. 8,461,364; U.S. Pat. No. 8,470,803; U.S. Pat. No. 8,501,712; U.S. Pat. No. 8,546,357; and U.S. Pat. No. 8,623,911) and 37 non-U.S. patents (6 New Zealand patents, 5 Australian patents, 3 South African patents, 2 Japanese patents, 2 South Korean patents, 2 Mexican patents, 1 Chinese patent, 1 German patent, 1 French patent, 1 United Kingdom patent, 1 Spanish patent, 1 Italian patent, 1 Turkish patent, 1 Polish patent, 1 Portuguese patent, 1 Czech Republic patent, 1 Hungarian patent, 1 Hong Kong patent, 1 Israeli patent, 1 Russian patent, 1 Singaporean patent, 1 Moroccan patent, and 1 Algerian patent). We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (6 provisional and 18 non-provisional), 4 international (PCT) patent applications and 127 non-U.S. patent applications in at least 30 jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Africa and South Korea. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator as of February 1, 2014.

        Our patent filings seek to protect innovations created by us and/or our collaborators, such as composition of matter (compound or pharmaceutical formulation), method of use and method of making. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 7,582,621 and U.S. Pat. No. 7,767,657), Australia, Czech Republic, France, Germany, Hong Kong, Hungary, Israel, Italy, Japan, Mexico, New Zealand, Poland, Portugal, Russia, South Africa, South Korea, Spain, Turkey, and the United Kingdom that cover the use of tavaborole to treat onychomycosis and/or pharmaceutical formulations containing tavaborole. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 8,115,026), which cover a method of making tavaborole. As of February 1, 2014, claims have issued in Australia, Czech Republic, France, Germany, Hong Kong, Hungary, Israel, Italy, Mexico, New Zealand, Poland, Portugal, Russia, South Africa, South Korea, Spain, Turkey, and the United Kingdom that cover the use of AN2718 to treat onychomycosis and/or pharmaceutical formulations containing AN2718. Due to the existence of an expired U.S. patent relating to a non-pharmaceutical use of the compounds, we are not pursuing a claim solely covering tavaborole or AN2718 as a compound. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 8,039,451), Australia, New Zealand, and South Korea that cover AN2728 as a compound and/or as part of a pharmaceutical formulation. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 8,168,614 and U.S. Pat. No. 8,501,712), Australia, China, Japan, Mexico, and New Zealand that cover the use of AN2728 to treat psoriasis and/or atopic dermatitis. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 8,440,642), Australia, New Zealand, and South Korea that cover AN2898 as a compound and/or as part of a pharmaceutical formulation. As of February 1, 2014, claims have issued in the United States (U.S. Pat. No. 8,168,614 and U.S. Pat. No. 8,501,712), Australia, China, Japan, Mexico, and New Zealand that cover the use of AN2898 to treat psoriasis and/or atopic dermatitis. U.S. Pat. No. 7,816,344 claims AN3365 as a compound as well as part of a pharmaceutical formulation. U.S. Pat. No. 8,461,364 claims a crystalline polymorph of AN3365 as a composition, as part of a pharmaceutical formulation, and in a method of use. U.S. Pat. No. 7,390,806, U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,968,752, U.S. Pat. No. 8,106,031, U.S. Pat. No. 8,039,450, U.S. Pat. No. 8,343,944, U.S. Pat. No. 8,461,134, U.S. Pat. No. 8,461,135, U.S. Pat. No. 8,461,336, U.S. Pat. No. 8,470,803, U.S. Pat. No. 8,546,357, and U.S. Pat. No. 8,623,911 claim compounds that do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,888,356, U.S. Pat. No. 8,039,450, U.S. Pat. No. 8,343,944, U.S. Pat. No. 8,461,134, U.S. Pat. No. 8,461,135, U.S. Pat. No. 8,461,336, U.S. Pat. No. 8,470,803, U.S. Pat. No. 8,546,357, and U.S. Pat. No. 8,623,911 claim pharmaceutical formulations that do not relate to our current product candidates. U.S. Pat. No. 7,465,836, U.S. Pat. No. 7,652,000, U.S. Pat. No. 7,888,356, U.S. Pat. No. 7,968,752, U.S. Pat. No. 8,343,944, U.S. Pat. No. 8,461,134, U.S. Pat. No. 8,546,357, and U.S. Pat. No. 8,623,911 claim methods of using compounds that do not relate to our current product candidates.

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

        Our commercial success will depend, in part, on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. There can be no assurance that our pending patent applications will result in issued patents.

Manufacturing and Supply

        Our current product candidates are low molecular weight molecules that are synthesized chemically and, therefore, we believe they are easier to manufacture at a relatively lower cost than biologic drugs from cell-based sources. All of our current clinical drug product manufacturing activities are in compliance with current Good Manufacturing Practices (cGMP) and are outsourced to qualified third parties with oversight by our employees. We have limited in-house, non-GMP manufacturing capacity for research activities. We rely on third-party cGMP manufacturers for scale-up of the active ingredient, process development work and to produce sufficient quantities of product candidates for use in clinical trials. We intend to continue to rely on third-party cGMP manufacturers for any future clinical trials and commercialization of all of our compounds for which we have manufacturing responsibility. We have established multiple sources of supply for the reagents necessary for the manufacture of our compounds. We believe this manufacturing strategy will enable us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure.

        We have transferred tavaborole active pharmaceutical ingredients (API) and drug product manufacturing to third parties that operate in compliance with cGMP regulations. We outsource global process development work and product manufacturing to third parties for AN2728 and our other product candidates.

Competition

  Onychomycosis

        If approved for the treatment of onychomycosis, we anticipate tavaborole would compete with other approved onychomycosis therapeutics including:

  •
  Systemic treatments:  Lamisil, also known by its generic name, terbinafine, is marketed by Novartis. Terbinafine is available from several generic manufacturers. Sporanox, also known by its generic name, itraconazole, is marketed by Johnson & Johnson and is available as a generic as well. Onmel, a once-daily formulation of itraconazole, approved in 2010, is manufactured and marketed by Merz Pharmaceuticals.

  •
  Topical treatments:  Penlac, also known by its generic name, ciclopirox, is marketed by Valeant. Several versions of ciclopirox are available as generics.

        In addition to approved onychomycosis therapeutics, the marketing of several over-the-counter products is directed toward persons suffering from onychomycosis, even though none of these products is FDA-approved for onychomycosis treatment.

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole (also known as Jublia and IDP-108) a novel topical triazole that completed Phase 3 development in December 2011 and was developed by DPS, a wholly-owned subsidiary of Valeant. DPS licensed the triazole (also known as KP-103) from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the endpoint of "complete cure," compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and on May 28, 2013, Valeant announced the receipt of a Complete Response Letter from the FDA. According to Valeant, the questions raised by the FDA pertain only to Chemistry, Manufacturing and Controls (CMC) related areas of the container closure apparatus. In January 2014, Valeant announced that it had resubmitted the application for efinaconazole to the FDA in December 2013 and is anticipating approval in mid-2014. Efinaconazole received Health Canada regulatory approval in October 2013.

        On October 24, 2012, we filed a demand for arbitration with JAMS regarding a breach of contract dispute between Valeant and us, arising out of a master services agreement entered into by Anacor and DPS in March 2004 related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We asserted claims for breach of contract, breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. On October 17, 2013, the arbitrator appointed to resolve our dispute with Valeant related to DPS issued an Interim Final Award in our favor, awarding us $100 million in damages as well as all costs of the arbitration and reasonable attorney's fees. On October 27, 2013, Anacor and Valeant agreed that Valeant would pay us $142.5 million to settle all existing and future claims as well as the damages awarded in that October 17, 2013 ruling, as well as resolve its dispute with Medicis and all other disputes between Anacor, Valeant and DPS related to Anacor's intellectual property, confidential information and contractual rights. Valeant paid Anacor $142.5 million on November 7, 2013.

        The next most advanced topical in late-stage development is 10% Luliconazole Solution from Topica Pharmaceuticals, Inc., currently in a Phase 2b/3 clinical trial to evaluate efficacy and safety of two different dosing regimens.

        There are also several companies pursuing various devices for onychomycosis, including laser technology. At least four lasers have received FDA clearance for the treatment of onychomycosis—Nuvolase's PinPointe FootLaser, Cutera's GenesisPlus, CoolTouch's VARIA and Light Age's Q-Clear—but they have not been proven effective in randomized controlled clinical trials. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis.

  Atopic Dermatitis

        If approved for the treatment of mild-to-moderate atopic dermatitis, we anticipate AN2728 would compete with other marketed topical atopic dermatitis therapeutics, primarily low- and mid-potency steroids and topical calcineurin inhibitors such as Elidel (pimecrolimus) and Protopic (tacrolimus). These topical treatments attempt to reduce inflammation and itch. Other treatments include antibiotics and antihistamines. In addition, while the use of ultraviolet light is not approved by the FDA for the treatment of atopic dermatitis, it is occasionally applied. In addition to the marketed therapeutics, there are a number of topical, oral and injectable product candidates in various stages of development for the treatment of atopic dermatitis that could compete with AN2728.

  Psoriasis

        If approved for the treatment of mild-to-moderate psoriasis, we anticipate AN2728 would compete with other marketed topical therapeutics for mild-to-moderate psoriasis including:

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

  •
  Systemic treatments:  Among the product prescribed for the treatment of moderate-to-severe psoriasis are the following: oral products, such as methotrexate, cyclosporine and acitretin; injected biologic products, such as Enbrel, marketed by Amgen; Remicade, Stelara and Simponi, marketed by Janssen Biotech; and Humira, marketed by Abbott.

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

  •
  Marketed antibiotics:  There are a variety of marketed broad spectrum as well as Gram-negative antibiotics targeting Gram-negative infections. Current marketed products for Gram-negative infections include piperacillin/tazobactam (Pfizer's Zosyn/Tazocin), imipenem/cilastatin (Merck's Primaxin/Tienam), meropenem (Cubist Pharmaceuticals/AstraZeneca's Merrem/Meronem), levofloxacin (Johnson & Johnson's Levaquin, sanofi-aventis's Tavanic and Daiichi Sankyo's Cravit) and ciprofloxacin (cipro), marketed under multiple brand names. Next-generation cephalosporins, carbapenems, quinolones and beta-lactam/beta-lactamase inhibitors, include Johnson & Johnson's Doribax and Pfizer's Tygacil, Forest and AstraZeneca's Fortaz (ceftazidime) and Forest Labs' Teflaro (ceftaroline fosamil).

  •
  Gram-negative antibiotics in development:  The need for new antibiotics will continue to grow due to evolving resistance to existing antibiotics. There are several compounds currently in late-stage clinical development for the treatment of gram-negative infections including Achaogen's plazomicin, Cubist's ceftolozane (formerly known as CXA-201), and Tetraphase's eravacycline.

Government Regulation

  Federal Food, Drug and Cosmetic Act

        Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act (FFDCA) and its implementing regulations. The process of obtaining FDA approval and achieving and maintaining compliance with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply with applicable FDA or other requirements may result in refusal to approve pending applications, a clinical hold, warning letters, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market. FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

  New Drug Applications

        The FDA's new drug approval process generally involves:

  •
  completion of preclinical laboratory and animal safety testing in compliance with the FDA's Good Laboratory Practice (GLP) regulations and the International Conference on Harmonisation (ICH) guidelines;

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

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the submission, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (IRB) covering each medical center proposing to conduct clinical trials must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the Sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness and safety claim. If the FDA agrees in writing, the study design may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness and safety. Clinical testing also must satisfy extensive Good Clinical Practice (GCP) regulations, which include requirements that all research subjects provide informed consent and that all clinical studies be conducted under the supervision of one or more qualified investigators.

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

        The results of product development, preclinical studies and clinical trials, along with the aforementioned manufacturing information, are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Under PDUFA the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a ten-month timeframe, although a review can take a significantly longer amount of time. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. It is likely that our product candidates will be granted Standard Reviews. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

        The Hatch-Waxman Amendments also provide for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Amendments prohibit submission of an Abbreviated New Drug Application (ANDA) or a 505(b)(2) NDA (each as described below) by another company for a generic version of such drug, or modification to the previously approved version, with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Amendments will not prevent the filing or approval of a full NDA. In order to gain approval of a full NDA, however, a competitor would be required to conduct its own preclinical investigations and clinical trials. If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation over the previously approved drug and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, then the Hatch-Waxman Amendments prohibit the FDA from making effective the approval of an ANDA or a 505(b)(2) NDA for a generic version of such drug or modification of the previously approved version for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.

        While the Hatch-Waxman Amendments provide certain patent term restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical trials demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and product data. The Hatch-Waxman Amendments also instituted a third type of drug application that requires the same information as an NDA including full reports of clinical and preclinical studies except that some of the information from the reports required for marketing approval comes from studies that the applicant does not own or for which the applicant does not have a legal right of reference. This type of application, a 505(b)(2) NDA, permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

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

  Healthcare Payor Coverage and Reimbursement

        Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of coverage and reimbursement from healthcare payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed-care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost-containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

  •
  changing healthcare payors', such as government payors and commercial payors, reimbursement methodologies;

  •
  fluctuating decisions on which drugs to include in formularies;

  •
  revising drug rebate calculations under the Medicaid program; and

  •
  reforming drug importation laws.

        Indeed, the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, which was signed into law in March of 2010, substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts pharmaceutical manufacturers. The Healthcare Reform Act includes, among other things, the following measures:

  •
  Annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs;

  •
  Increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs;

  •
  A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

  •
  New requirements for manufacturers to discount drug prices to eligible patients by 50% at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D; and

  •
  An increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

        Additionally, some healthcare payors also require pre-approval of coverage for new or innovative drug therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

  Manufacturing Requirements

        We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA's cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Legal Proceedings

        On October 24, 2012, we provided notice to Valeant, successor in interest to DPS, seeking to commence arbitration with JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. We asserted claims for breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. We were seeking injunctive relief and damages of at least $215.0 million. On November 28, 2012, we filed for arbitration with JAMS for breach of contract by Medicis seeking damages related to payment for the achievement of certain preclinical milestones under the research and development option and license agreement with Medicis dated February 9, 2011. On December 11, 2012, apparently in reaction to our filing the arbitration demand, Medicis filed a complaint for breach of the agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement.

        On October 17, 2013, the arbitrator appointed to resolve our dispute with Valeant related to DPS issued an Interim Final Award in our favor, awarding us $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees. On October 27, 2013, Valeant agreed to pay us $142.5 million to settle all existing and future claims as well as the damages awarded in that arbitration and resolve our dispute with Medicis and all other disputes between Anacor, Valeant and DPS related to Anacor's intellectual property, confidential information and contractual rights. We agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. Valeant paid us $142.5 million on November 7, 2013.

        We are not a party to any material legal proceedings at this time. From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.

Employees

        As of December 31, 2013, we had 79 employees, of which 25 held Ph.D. or M.D. degrees and 68 were engaged in research and development activities. We plan to continue to expand our product development programs and initiate commercialization activities for tavaborole. To support this growth and to support public company requirements, we will need to expand our managerial, development, finance, marketing, sales and other functions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Facilities

        Our corporate headquarters are located in Palo Alto, California, where we lease a 36,960 square-foot building with laboratory and office space. The lease will terminate in March 2018, subject to the Landlord's option to terminate the lease as early as June 2016 with twelve (12) months' notice, in exchange for $0.7 million reduction in lease payments.

        We also have a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which we extended through December 2014, and have one (1) one-year option to extend the lease through 2015. We may terminate the lease by providing four months' written notice.

Corporate and Available Information

        Our principal corporate offices are located at 1020 East Meadow Circle, Palo Alto, California 94303-4230 and our telephone number is (650) 543-7500. We were incorporated in Delaware in December 2000 and began business operations in March 2002. Our internet address is www.anacor.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the Investors section of our internet website. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The information found on our internet website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

        In 2013, we generated $84.8 million of net income, primarily due to the Valeant settlement, but do not expect to be profitable in the foreseeable future. Prior to 2013, we had incurred net losses in each year since our inception, including net losses of approximately, $56.1 million and $47.9 million for 2012 and 2011, respectively.As of December 31, 2013, we had an accumulated deficit of approximately $130.4 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials, and commenced planning for commercialization of tavaborole. We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that both sales and marketing and research and development expenses will increase in the future as we progress our product candidates through clinical development into the commercialization stage, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, after generating net income in 2013 from the Valeant settlement, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration (FDA) to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC (GSK), Schering Corporation (Schering), Eli Lilly and Company (Lilly), Medicis Pharmaceutical Corporation (Medicis), the Bill and Melinda Gates Foundation (the Gates Foundation) and the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and our arbitration settlement with Valeant. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

        Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our other products. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Annual Report on Form 10-K:

  •
  the need to obtain and maintain regulatory approval for tavaborole, for which we filed a New Drug Application (NDA) in July 2013, and which was accepted for filing by the FDA in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014, AN2728 or any of our other product candidates;

  •
  competition from existing products or new products that may emerge. For example, in January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a potential treatment for onychomycosis, to the FDA in December 2013 and anticipates approval in mid-2014. Efinaconazole received Health Canada regulatory approval in October 2013;

  •
  our dependency on third-party manufacturers to supply or manufacture our products;

  •
  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

  •
  market acceptance of our product candidates;

  •
  delays in the commencement, enrollment and the timing of clinical testing for our product candidates, including our planned Phase 3 trials of AN2728 in mild-to-moderate atopic dermatitis, for which we held an End of Phase 2 meeting with the FDA in the first quarter of 2014 and expect to initiate Phase 3 studies in the first half of 2014;

  •
  the success of our clinical trials through all phases of clinical development;

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

  •
  costs related to and outcomes of potential litigation;

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

        Developing and obtaining approval for pharmaceutical products, including conducting preclinical studies and clinical trials and obtaining sufficient data for regulatory approval and commencing commercialization is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million, $24.0 million and $23.0 million in February 2012, October 2012 and May 2013, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million, $22.6 million and $21.3 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 "at-the-market" stock offering, through December 31, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. In April 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million to the Gates Foundation as part of our research collaboration with Gates. Beyond the $5.0 million of additional debt drawdowns under our debt facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P (together, Hercules), which is available upon the FDA approval of tavaborole, we have no other commitments or arrangements for any additional financing to fund our research and development programs other than through the research agreement with DTRA; reimbursements from our various collaborations related to our neglected diseases initiatives, including from our Gates Foundation collaboration; and contingent milestone or royalty payments from GSK or Lilly, which we may not receive. In October 2013, we signed a settlement agreement with Valeant in which we received

$142.5 million in November 2013. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements for at least the next twelve months. While we believe that we currently have sufficient resources to fund our operations for at least the next twelve months, we may need to raise additional capital to complete the development and potential commercialization of tavaborole, fund our other research and development activities and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs for, our development and regulatory efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

  •
  the effects of competing technological and market developments. For example, in January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a potential treatment for onychomycosis, to the FDA in December 2013 and anticipates approval in mid-2014. Efinaconazole received Health Canada regulatory approval in October 2013;

  •
  the cost and timing of completion of commercial-scale outsourced manufacturing activities;

  •
  the cost of establishing sales, marketing and distribution capabilities for tavaborole and any other product candidates for which we may receive regulatory approval;

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the planned Phase 3 clinical trials for AN2728;

  •
  the success of our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA and the attainment of milestones and royalty payments, if any, under those agreements;

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

        In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on the major parameters associated with the design and conduct of the Phase 3 trials for tavaborole. We commenced Phase 3 clinical trials of tavaborole in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which tavaborole met all primary and secondary endpoints with a high degree of statistical significance. We filed an NDA for tavaborole in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014. We had an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expect to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, GSK's development of our partnered product candidate in TB and Lilly's development program for our partnered animal health product candidate may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

        Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We had an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expect to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. We do not know whether clinical trials of AN2728 or other product candidates will begin on time or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

  •
  inability to reach agreements on acceptable terms with prospective clinical research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

  •
  inability to obtain institutional review board (IRB) approval to conduct a clinical trial at prospective sites;

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

        In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, in September 2013, Lilly notified us that it was ceasing further development of the development compound licensed in August 2011for an animal health indication and has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, GSK discontinued clinical development of AN3365 in October 2012 and all rights to AN3365 have reverted to us. We have not yet determined if we will proceed with any further development of these molecules.

        Changes in regulatory requirements and guidance may occur and we or any partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any partners to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials ultimately may lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Drugs for Neglected Diseases initiative (DNDi) the Gates Foundation, DTRA or our potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

We have limited experience in conducting Phase 3 clinical trials and while our first NDA for tavaborole was accepted for filing in September 2013, we may be unable to do so for AN2728 and other product candidates we are developing.

        We are planning to conduct Phase 3 clinical trials of AN2728 in atopic dermatitis in the first half of 2014. The conduct of successful Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. We have limited experience in preparing, submitting and prosecuting regulatory filings. We submitted our first NDA for tavaborole in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014. Consequently, we may be unable to obtain timely approval of our NDA or successfully and efficiently execute and complete additional planned clinical trials in a way that leads to an NDA submission, acceptance and approval of AN2728 or other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing AN2728 and other product candidates we are developing.

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

  •
  our reputation may suffer.

        Any of these events could prevent us, GSK, Lilly, the Gates Foundation, DTRA or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

All of our product candidates require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our product candidates will harm our business.

        All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. In July 2013, we filed an NDA for tavaborole, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014, and our financial plans currently relate to timely approval of such NDA. Any delay in approval of our NDA may place tavaborole at a competitive disadvantage and may increase our need for additional resources, which may result in increased difficulty in raising necessary capital to support our future operations. Our success in filing the NDA for tavaborole does not mean that we will be able to submit NDAs for our other products.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. GSK, Lilly, the Gates Foundation, DTRA or our potential future partners may be unable to submit NDAs in the United States or any marketing approval application or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

        Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. For example, as a routine part of the evaluation of any potential drug, clinical trials are generally conducted to assess the potential for drug-drug interactions (DDI) that could impact potential product safety. In February 2014, we completed a voluntary DDI study that demonstrated AN2728 does not interact with cytochrome P450 subtype 2C9, although to date, we have not been requested to perform drug-drug interaction studies by the FDA. However, if any DDI studies are required, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

        In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies (REMS) that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Our use of boron chemistry to develop pharmaceutical product candidates is novel and may not prove successful in producing approved products. Undesirable side effects of any of our product candidates, or of boron-based drugs developed by others, may extend the time period required to obtain regulatory approval or harm market acceptance of our product candidates, if approved.

        All of our product development activities are centered on compounds containing boron. The use of boron chemistry to develop new drugs is largely unproven. If boron-based compounds developed by us or others have significant adverse side effects, regulatory authorities could require additional studies of our boron-based compounds, which could delay the timing of and increase the cost for regulatory approvals of our product candidates. Additionally, adverse side effects for other boron-based compounds could affect the willingness of healthcare payors and medical providers to provide reimbursement for or use our boron-based drugs and could impact market acceptance of our products.

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

        The commercial success of tavaborole, AN2728, or our other product candidates will depend upon the acceptance of these products among physicians, patients, and healthcare payors. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

  •
  lack of availability of reimbursement from managed care plans and other healthcare payors;

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

  •
  potential product liability claims.

        If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and healthcare payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant, filed its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis, in July 2012, and stated that efinaconazole had a PDUFA goal date of May 24, 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole and estimated that it could receive approval from the FDA in mid-2014. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada. In January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a potential treatment for onychomycosis, to the FDA in December 2013 and anticipates approval in mid-2014.If approved by the FDA, efinaconazole may be the first to market in the United States with data that may be competitive with our data from tavaborole's Phase 3 studies. If efinaconazole reaches the U.S. market prior to tavaborole, the competitive position of tavaborole may be harmed significantly and the diminished value of tavaborole in such event could have a significant adverse effect on our business. Additionally, our product candidates intended for use against neglected diseases, such as AN5568 for sleeping sickness and our product candidate for tuberculosis (TB), are not expected to generate significant revenues, if any.

We have never marketed a drug before, and if we are unable to establish an effective commercial infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to commercialize our product candidates successfully.

        We may develop a commercial infrastructure to market and sell our products in certain U.S. specialty markets. We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. We are currently evaluating the establishment of these capabilities, either internally or through third-party organizations, and these costs are expected to be incurred in advance of any approval of our product candidates. In addition to the risk and expense of establishing sales capabilities in advance of commercial launch, we may not be able to hire a commercial organization that has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we plan to enter into sales and marketing or licensing arrangements with third parties for non-specialty markets in the United States and for international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets and the potential product revenues for our products would be reduced.

We expect that our existing and future product candidates will face competition and most of our competitors have significantly greater resources than we do.

        The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Most of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, tavaborole faces potential competition from Valeant's efinaconazole, which is not only potentially ahead of tavaborole in the regulatory approval process, but also would be marketed by a pharmaceutical company with significantly greater resources and commercial experience than we currently possess.

        Compared to us, many of our potential competitors have substantially greater:

  •
  resources, including capital, personnel and technology;

  •
  manufacturing and distribution expertise;

  •
  sales and marketing expertise.

  •
  research and development capability;

  •
  clinical trial expertise;

  •
  regulatory expertise;

  •
  intellectual property prosecution expertise and portfolios; and

  •
  international capabilities;

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

        If tavaborole is approved for the treatment of onychomycosis, we anticipate that it would compete with other marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds. Tavaborole will also compete with lasers, which have received clearance from the FDA for the temporary increase of clear nail in patients with onychomycosis and with over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of mild-to-moderate atopic dermatitis and/or psoriasis, AN2728 will compete against a number of approved topical treatments. For mild-to-moderate atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 also would compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab) and Humira (adalimumab). A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with tavaborole. The latest-stage development candidate is efinaconazole, a novel topical triazole that completed Phase 3 development in December 2011 and was developed by DPS, a wholly-owned subsidiary of Valeant. DPS licensed efinaconazole from Kaken Pharmaceuticals in 2006. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the primary endpoint of "complete cure," compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the primary endpoint of "complete cure," compared to 5.5% of patients treated with vehicle. Valeant filed an NDA with the FDA in July 2012 and had a PDUFA goal date of May 24, 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis, and has estimated that it could receive approval from FDA in mid-2014. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada. In January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a potential treatment for onychomycosis, to the FDA in December 2013 and anticipates approval in mid-2014. The success of efinaconazole would be expected to decrease the value of tavaborole.

        There are several companies pursuing various devices for onychomycosis, including laser technology. For example, at least four lasers have received FDA clearance for the treatment of onychomycosis. In addition, there are a number of earlier stage therapeutics and devices in various stages of development for the treatment of onychomycosis. For example, 10% Luliconazole Solution from Topica Pharmaceuticals, Inc., is currently in a Phase 2b/3 clinical trial to evaluate efficacy and safety of two different dosing regimens.

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

Reimbursement decisions by healthcare payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.

        Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from healthcare payors. Patients or healthcare providers who purchase drugs generally rely on healthcare payors to reimburse all or part of the costs associated with such products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors, such as HMOs and insurance companies, can be essential to new product acceptance.

        Current treatments for onychomycosis are often not reimbursed by healthcare payors. Only generic formulations of current treatments are generally reimbursed by healthcare payors. We do not know the extent to which tavaborole will be reimbursed if it is approved. Reimbursement decisions by healthcare payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728, also will be subject to uncertain reimbursement decisions by healthcare payors. Our products are less likely to be used if they do not receive adequate reimbursement.

        The market for our product candidates may depend on access to healthcare payors' drug formularies, or lists of medications for which healthcare payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Healthcare payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

        All healthcare payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medicines exists among all these payors. Therefore, coverage of and reimbursement for drugs can differ significantly from payor to payor and can be difficult and costly to obtain.

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

        Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our products, some of our revenue may be derived from United States government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell "branded prescription drugs," which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

        In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and healthcare payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any products that are approved or the amounts of reimbursement available for these products from governmental agencies or healthcare payors or may increase the tax requirements for life sciences companies such as ours. While it is too early to predict what effect the recently enacted Healthcare Reform Act or any future legislation or regulation will have on us, such laws could have a material adverse effect on our business, financial position and results of operations.

We currently expect that a portion of the market for our products will be outside the United States. Our product candidates may never receive approval or be commercialized outside of the United States.

        We plan to enter into sales and marketing arrangements with third parties for international sales of any approved products. To market and commercialize any product candidates outside of the United States, we or any third parties that are marketing or selling our products must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks such as pricing of the product, that will likely require negotiations with foreign governments or agencies of such governments prior to commercialization in these other countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. In addition, regulatory approval often involves further efforts to obtain adequate pricing or reimbursement from regulatory authorities in foreign jurisdictions. As a result, regulatory and pricing and reimbursement risks include the possibility that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

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

        Our product candidates also will be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers' facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices

(cGMP). As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We also will be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

        We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FFDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include Anti-Kickback statutes and false claims statutes.

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting identified common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

        Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company's marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company's products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe satisfies the California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        In addition to the federal Anti-Kickback Statute and federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. State and foreign laws governing the privacy and security of health information in certain circumstances differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Federal "sunshine" laws require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any "transfer of value" made or distributed to prescribers and other health care providers.

        If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.

        We may contract with a contract sales organization that employs the sales representatives who promote our drug products. However, we expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives or sales organizations. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable United States. and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell any products that we may develop.

        The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

        In March 2010, PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any "transfer of value" made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

  •
  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

  •
  expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

  •
  a licensure framework for follow-on biologic products; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

        In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA) which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for any newly-approved drugs, which in turn will put pressure on the pricing of drugs.

        We also cannot be certain that tavaborole or any products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If tavaborole or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their patients, thereby diminishing the potential market for such products.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations and research agreements to fund additional development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements with GSK, Lilly, the Gates Foundation and DTRA. These research collaborations may fail to successfully identify product candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, the tuberculosis (TB) compounds that GSK licensed from us in September 2013. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

        Currently, we have three significant ongoing collaboration and research agreements: an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development and worldwide commercialization of animal health products for specific applications; an April 2013 research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB and an October 2013 research agreement with DTRA to design and discover new classes of systemic antibiotics. While the research period under our collaboration agreement with GSK expired in October 2013, GSK selected a compound for further development in TB in September 2013 and will be responsible for all further development and commercialization of this compound under our October 2007 research and development collaboration, option and license agreement with GSK, as amended. In January 2014, Anacor received notice that Lilly is terminating the research term in March 2014, or five months earlier than the August 2014 expiration as specified in the agreement, which will terminate Lilly's obligation to make quarterly research payments under the agreement to us. The remainder of the agreement remains in effect, and potential payments and royalties related to compounds under development by Lilly pursuant to the agreement remain unaffected by the termination of the research term. Under the Gates Foundation research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates and to create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. In connection with the research agreement, the Gates Foundation purchased shares of our common stock for net proceeds of approximately $5.0 million. Under the research agreement with DTRA, we will work with a drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us to design and discover new classes of systemic antibiotics. The research will be conducted over a three and a half year period. The work is funded by a $13.5 million award from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics.

        During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA award, after the initial term of eleven months, DTRA has the sole option to fund the research in the subsequent twelve- and nineteen- month periods. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

        If our collaboration partner elects to license or develop a compound, like GSK and Lilly have, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates and, in some cases, would owe our previous partner royalties if we succeeded in commercializing any such product candidates. For example, in September 2013, Lilly notified us that it was ceasing further development of the compound licensed in August 2011for an animal health indication. Similarly, in October 2012, GSK discontinued clinical development of AN3365. There can be no assurance that our partners will not terminate development candidates remaining under license in our existing collaboration agreements.

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

On October 27, 2013, we entered into a $142.5 million settlement agreement with Valeant, parent of Medicis and DPS, which, among other effects, terminated the Medicis Agreement and all rights and licenses to intellectual property reverted back to us. There can be no assurances that we will not have other disputes in the future with our current or future partners with respect to our collaboration agreements.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

        Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, if tavaborole, AN2728 or any of our other product candidates receives marketing approval, we intend to enter into sales and marketing arrangements with third parties for non-specialty markets in the United States and for international sales, and to develop our own sales force targeting podiatrists, dermatologists and other specialty markets in the United States. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we may incur increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

        We outsource substantial portions of our operations to third-party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical trials and various preclinical studies. We anticipate outsourcing the distribution of tavaborole, once approved, to a third party logistics provider, as well as certain of our sales and marketing operations. Our agreements with third-party service providers and clinical research organizations are on a study-by-study basis and are typically short-term. In all cases, we may terminate the agreements with notice and are responsible for the service provider's previously incurred costs.

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

        We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. If tavaborole is approved, the inability to manufacture sufficient supplies of the active drug ingredient or drug product could adversely affect product commercialization. We also outsource to third parties the active ingredient and drug product manufacturing for AN2728 and our other product candidates. We currently do not have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including tavaborole. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We rely on single source suppliers of our current requirements of active pharmaceutical ingredients (API) and drug products for tavaborole and AN2728 under manufacturing services agreements. In the event that the parties cannot agree to the terms and conditions for these suppliers to provide some or all of our clinical and commercial supply needs of API and drug products, we would not be able to manufacture API and drug products until alternative suppliers are identified and qualified, which could delay the further development of, and impair our ability to commercialize, these product candidates. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, as well as for product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

  •
  the possible breach of the manufacturing agreements by the third parties because of factors beyond our control;

  •
  the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities;

  •
  the possibility of encountering difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of our product candidates;

  •
  the possibility of failing to establish and follow FDA-mandated cGMPs which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could require costly recalls of products already having received approval, lead to significant delays in the availability of material for clinical study or delay or prevent marketing approval for our product candidates; and

  •
  the possibility of encountering financial difficulties that would interfere with their obligations to supply our product candidates.

        In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

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

        As of February 1, 2014, we are an owner of record, either solely or with a collaborator, of 23 issued U.S. patents and 37 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 24 U.S. patent applications (6 provisional and 18 non-provisional), 4 international (PCT) patent applications and 127 non-U.S. patent applications in at least 30 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

        There have been numerous changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office (USPTO), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a "first to invent" to a "first inventor to file" system, limiting where a patent holder may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, this act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

        If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our rights to such patents. In addition, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

        Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our legal proceedings with Valeant regarding efinaconazole, we spent considerable resources, including management time, in the proceedings. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorneys' fees. On October 27, 2013, we, Valeant and DPS entered into a settlement agreement and Valeant agreed to pay us $142.5 million to settle all existing and future claims, including the damages awarded in the October 17, 2013 arbitration ruling, and, among other things, all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. We agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our recent research agreements with the Gates Foundation and DTRA, and, in the case of those funded research activities, we could ultimately share or lose the rights we do have under certain circumstances.

        Some of our intellectual property rights related to compounds that are not currently in clinical development were initially developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits.

        Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. We receive research funding from DNDi, which requires that we share rights with DNDi. For example, we have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe (DNDi Territory). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness. As of February 1, 2014, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. Currently, none of our existing clinical product candidates under development are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with Medicines for Malaria Venture (MMV). We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds under development in our MMV collaboration are currently structurally distinct from our clinical product candidates and none of our existing clinical product candidates are being considered for use in the MMV collaboration.

        Under our Gates Foundation research agreement, our research efforts with respect to project compounds in neglected diseases and Gates Foundation priority areas in identified developing countries are subject to co-ownership or exclusive exploitation rights of the Gates Foundation. While we have a first right to develop and commercialize those project compounds, we are required to implement a global access program for such compounds and we may not be able to further develop or exploit project compounds identified in the collaboration.

        Under our DTRA collaboration, we will design and discover new classes of systemic antibiotics under a drug discovery consortium formed by us, Colorado State University (CSU) and the University of California at Berkeley (UCB), and will conduct the research over a three and a half year period. The total $13.5 million award is available to the consortium to fund $2.7 million of research reimbursement for the eleven month period through September 30, 2014, and $5.0 million and $5.7 million is available upon DTRA exercising their option to fund the subsequent twelve and nineteen-month periods, respectively. The funds will support our internal research as well as research conducted in the labs of CSU and UCB. Our research efforts are subject to co-ownership rights with CSU, UCB and the U.S. Government.

Our existing collaborations may limit our ability to develop collaboration intellectual property and compounds subject to the collaboration.

        Certain of our patents are jointly owned with our collaborator, which may limit our ability to further develop or research related compounds. For example, under an existing collaboration, we jointly own 1 U.S. patent, 2 provisional U.S. patent applications and 1 international (PCT) patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. The rights of our collaborators to jointly-owned intellectual property and compounds under the collaborations will, in the future, restrict our ability to further develop or generate revenues from those compounds, except through the collaborations.

Risks Related to Employee Matters and Managing Growth

We may need to expand certain of our operations and increase the size of our company, and we may experience difficulties in managing growth.

        As we contemplate commercialization of our lead product candidate, increase the number of product development programs we have underway and advance our product candidates through development and commercialization, we will need to increase our product development, scientific, regulatory, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

  •
  successfully attract and recruit new employees with the expertise and experience we will require;

  •
  develop a marketing, sales and distribution capability;

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

        We may not be able to attract or retain qualified management, sales and marketing, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in Northern California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

        We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The growth of our operations and our initial public offering created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to create the level of segregation of duties customary for a U.S. public company.

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

        We were required to comply with Section 404 of the Sarbanes-Oxley Act (Section 404) in connection with the Annual Report on Form 10-K for the year ending December 31, 2013. We have expended significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we have taken to improve our internal control over financial reporting will be sufficient, and if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

        Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, potential customers and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

Ownership in our common stock is highly concentrated. Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

        As of February 15, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 43% of our common stock based on reports filed with the SEC. While this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

If we raise additional capital by issuing securities in the future, such as under our existing equity distribution agreement, it will cause dilution to existing stockholders and may cause our share price to decline.

        We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc. (Wedbush) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $25.0 million, from time to time. The number of shares ultimately offered for sale by Wedbush is dependent upon the number of shares that we elect to sell through Wedbush under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock through Wedbush under the agreement may cause the trading price of our common stock to decline.

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

Sales of our common stock in the "at-the-market" offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

        We may issue shares of our common stock with aggregate sales proceeds of up to $25.0 million from time to time in connection with the "at-the-market" offering. Through December 31, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and currently have approximately $23.6 million potentially remaining available for sale under our "at-the-market" offering and the issuance from time to time of these new shares of common stock, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

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

        The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

  •
  announcement of FDA approvability, approval or non-approval of tavaborole or our other product candidates, and the timing of the FDA review process;

  •
  actions taken by regulatory agencies with respect to products or drug classes related to tavaborole or our product candidates;

  •
  problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of tavaborole or other product candidates that are available to patients;

  •
  changes in the structure of healthcare payment systems;

  •
  results or delays of our clinical trials;

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

        In the event of termination of the research agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to repurchase the $5 million in common stock purchased by the Gates Foundation in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. If we are required to repurchase such shares of common stock, our financial condition could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the lease expiration in March 2018. In May 2013, we amended the lease to grant the landlord a right to terminate the lease as early as June 2016, with twelve months' written notice. As consideration for entering into the amendment, we received a rent credit of $0.7 million, which was applied to the monthly base rent under the original lease commencing June 1, 2013 and continued for each successive month until the full amount of the rent credit was applied in November 2013.

        We also have a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which we extended through December 2014, and have one (1) one-year option to extend the lease through 2015. This lease is cancelable with four months' notice. We believe that the facilities that we currently lease are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        On October 24, 2012, we provided notice to Valeant Pharmaceuticals International, Inc. ((Valeant), successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS)) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop our topical antifungal product candidate for the treatment of onychomycosis. Our assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. We were seeking injunctive relief and damages of at least $215.0 million. The final hearing was held in September 2013 and, on October 17,

2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees.

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

        We are not a party to any material legal proceedings at this time. From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.

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

	High	Low
2013
4th Quarter	$17.53	$10.66
3rd Quarter	10.82	5.41
2nd Quarter	8.02	4.99
1st Quarter	6.52	3.15
2012
4th Quarter	$6.81	$4.60
3rd Quarter	6.83	5.63
2nd Quarter	6.49	4.60
1st Quarter	7.42	5.31

        The closing price for our common stock as reported by The NASDAQ Global Market on March 10, 2014 was $20.28 per share.

        As of March 10, 2014, there were 41,838,760 shares of our common stock issued and outstanding with approximately 54 stockholders of record. A significantly larger number of stockholders may be in "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The number of record holders does not include shares held in "street name" through brokers.

STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from November 24, 2010 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2013. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.09 on November 24, 2010 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on November 24, 2010 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission (SEC) and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 Stock Price Performance Graph

$100 investment in stock or index	Ticker	November 24, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Anacor	ANAC	$100.00	$105.50	$135.95	$126.92	$111.98	$121.81
NASDAQ Composite Index	IXIC	$100.00	$104.32	$109.36	$109.06	$94.98	$102.44
NASDAQ Biotechnology Index	NBI	$100.00	$104.51	$112.12	$119.40	$104.45	$116.85

$100 investment in stock or index	Ticker	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2012
Anacor	ANAC	$115.72	$127.50	$129.27	$102.16	$126.92	$109.82	$208.64	$329.67
NASDAQ Composite Index	IXIC	$121.57	$115.41	$122.54	$118.73	$128.48	$133.82	$148.30	$164.23
NASDAQ Biotechnology Index	NBI	$138.00	$145.60	$160.09	$154.13	$179.81	$195.31	$235.79	$255.24

DIVIDEND POLICY

        We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreement with Hercules Technology Growth Capital, as a lender and as the collateral agent for Hercules Technology III, L.P., also a lender.

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

        The statements of operations data for 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 were derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The statements of operations data for 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Contract revenue	$17,228	$10,740	$20,306	$26,357	$18,643
Government contract and grant revenue	—	—	—	1,467	—

Total revenues	17,228	10,740	20,306	27,824	18,643
Operating (income) expense:
Research and development(1)	46,561	52,318	56,097	29,866	34,083
General and administrative(1)	20,650	11,614	10,552	7,452	7,054
Litigation settlement gain	(142,500)	—	—	—	—

Total operating (income) expenses	(75,289)	63,932	66,649	37,318	41,137

Income (loss) from operations	92,517	(53,192)	(46,343)	(9,494)	(22,494)
Interest income	55	72	148	25	154
Interest expense	(4,051)	(2,914)	(1,396)	(2,005)	(2,434)
Loss on early extinguishment of debt	(1,381)	—	(313)	—	—
Other income (expense)	(669)	(53)	(40)	1,416	(80)

Income (loss) before income tax expense (benefit)	86,471	(56,087)	(47,944)	(10,058)	(24,854)
Provision for (benefit of) income taxes	1,706	—	—	—	(15)

Net income (loss)	$84,765	$(56,087)	$(47,944)	$(10,058)	$(24,839)

Net income (loss) per common share—basic	$2.16	$(1.76)	$(1.71)	$(2.71)	$(17.55)

Net income (loss) per common share—diluted	$2.10	$(1.76)	$(1.71)	$(2.71)	$(17.55)

Weighted-average number of common shares used in calculating net income (loss) per common share—basic(2)	39,178,289	31,901,966	28,109,302	3,705,505	1,415,083

Weighted-average number of common shares used in calculating net income (loss) per common share—diluted(2)	40,320,187	31,901,966	28,109,302	3,705,505	1,415,083

(1)
Includes the following noncash, stock-based compensation expense:

Research and development	$2,770	$1,973	$2,594	$1,631	$1,557
General and administrative	1,963	1,629	1,810	1,155	893
(2)
Please see Note 2 to our audited financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the number of shares used in the computation of the per share amounts. There is a lack of comparability in the per share amounts between the periods presented above. During the fourth quarter of 2010, we issued 12,000,000 shares of common stock sold in our initial public offering (IPO), 2,000,000 shares of common stock sold in a concurrent private placement and 1,382,651 shares of common stock sold pursuant to an over-allotment option granted to the underwriters of our IPO. Also during that quarter, all convertible preferred stock shares outstanding were converted into 11,120,725 shares of common stock at the closing of our IPO.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(1)	$166,815	$45,713	$50,879	$78,788	$14,700
Working capital	139,185	23,902	32,020	66,687	3,633
Total assets	172,165	51,071	55,789	83,964	17,945
Notes payable	28,018	25,667	17,313	7,741	10,724
Convertible preferred stock	—	—	—	—	87,473
Redeemable common stock	4,952	—	—	—	—
Accumulated deficit	(130,446)	(215,211)	(159,124)	(111,180)	(101,122)
Total stockholders' equity (deficit)	121,432	4,811	13,899	56,393	(95,284)

(1)
For the year ended December 31, 2013, includes short-term restricted investments of $1,475 and long-term restricted investments of $3,155. For the years ended December 31, 2009 through 2012, includes long-term restricted investments of $197.

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

        Our lead product candidates include two topically administered dermatologic compounds—tavaborole (formerly referred to as AN2690) and AN2728. Tavaborole is a topical treatment for onychomycosis, a fungal infection of the nail and nail bed. We filed a New Drug Application (NDA) for tavaborole in July 2013, which was accepted for review by the United States Food and Drug Administration (FDA) in October 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014. AN2728 is our lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis. We held an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expect to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. In addition, we have three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and

AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which was previously licensed to GlaxoSmithKline, LLC (GSK). In October 2012, GSK advised us that it had discontinued further development of AN3365; substantially all rights to this compound reverted to us. We are currently considering our options for further development, if any, of this compound. We have also discovered three other compounds that we have out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly) for the treatment of an animal health indication, a second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (DNDi) for human African trypanosomiasis (HAT, or sleeping sickness) and a third compound is licensed to GSK for development in tuberculosis (TB). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

        In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, add a new research program using our boron chemistry platform for TB. In September 2013, GSK selected a compound for further development in TB and will be responsible for all further development and commercialization of this compound.

        In August 2010, we entered into a four-year research, license and commercialization agreement with Lilly, under which we collaborated to discover products for a variety of animal health applications. Pursuant to this agreement, Lilly selected the first development compound for an animal health indication in August 2011 and, in December 2012, they selected a second development compound for another animal health indication. In September 2013, Lilly notified us that it was ceasing further development of the first compound; Lilly has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Lilly will be responsible for all further development and commercialization of the second compound. In January 2014, Lilly notified us of the termination of the research term in March 2014 which is five months earlier than the latest date contemplated in the agreement. The remainder of the agreement, including provisions related to potential future payments and royalties, remains in effect and Lilly retained its exclusive rights to the development of the compound selected.

        In February 2011, we entered into a research and development option and license agreement with Medicis Pharmaceutical Corporation (Medicis) to discover and develop compounds directed against a target for the potential treatment of acne (the Medicis Agreement). On November 28, 2012, we filed for arbitration for breach of contract by Medicis seeking damages in the form of payment for the achievement of certain preclinical milestones under the collaboration. On December 11, 2012, Medicis filed a complaint for breach of the collaboration and a motion for preliminary injunction seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. Medicis was acquired by Valeant Pharmaceuticals International, Inc. (Valeant) in December 2012. On October 27, 2013, as part of a settlement with Valeant related to arbitration on an unrelated matter, we and Valeant agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, to terminate the Medicis Agreement effective October 27, 2013 and to cause all rights and intellectual property under the Medicis Agreement to revert back to us.

        In April 2013, we entered into a research agreement with the Bill & Melinda Gates Foundation (the Gates Foundation) to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Under the agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we are responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from the effective date or the expiration of our specified obligation to provide access to the expanded library compounds.

        In connection with the Gates Foundation agreement, we issued 809,061 shares of unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. The shares were subsequently registered with the Securities and Exchange Commission (SEC) under a Form S-3 filed on June 28, 2013, which became effective on July 11, 2013. In the event of termination of the agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased in connection with the agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In addition, the Gates Foundation agreement places certain restrictions on our use of the research funding and the redeemable common stock proceeds we receive from the Gates Foundation.

        On October 16, 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us will conduct the research over a three and a half year period. The work is funded by a $13.5 million award from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The $13.5 million award is available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 30, 2014, and an additional $5.0 million and $5.7 million will become available upon DTRA exercising their options to fund the subsequent twelve and nineteen month periods, respectively.

        We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and ultimately, if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of sleeping sickness and the Liverpool School of Tropical Medicine for the treatment of river blindness and lymphatic filariasis. In 2011, DNDi completed pre-clinical studies of AN5568 for sleeping sickness and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials.

        In December 2012, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC and permits us to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

        In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc. (Wedbush) under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush will be made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions or as otherwise agreed upon by us and Wedbush and may be made in sales deemed to be "at-the-market" equity offerings. We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under this agreement. We have also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through December 31, 2013. Under the terms of this agreement, we also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through December 31, 2013, we have sold 401,500 shares of our common stock under this agreement. The net proceeds from these sales were approximately $1.3 million, after deducting the underwriting discount and other offering costs, and we may sell up to an additional $23.6 million in authorized but unsold shares of our common stock under this agreement.

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

        In June 2013, we entered into a loan and security agreement (Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender, (together, Hercules), under which we were able to borrow up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million was available to us at our discretion, and the third tranche is available to us upon confirmation of the FDA approval of the tavaborole NDA. We elected not to draw the second tranche of $10.0 million and the option to do so expired on December 5, 2013. The third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of tavaborole. We expect to use the remainder of the proceeds from the first tranche to fund development and commercialization activities related to our product candidates.

        In August 2013, we filed an additional shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC and permits us to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

        On October 24, 2012, we provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS) seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between DPS and us related to certain development services provided by DPS in connection with our efforts to develop a topical antifungal product candidate for the treatment of onychomycosis. Our assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in our favor for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees. On October 27, 2013, we entered into a settlement agreement with Valeant and DPS pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. Under the settlement agreement, we provided Valeant with a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole, Valeant's topical antifungal product candidate for the treatment of onychomycosis. In addition, the settlement agreement provided that both we and Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement would be terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement revert back to us. We received the $142.5 million payment from Valeant on November 7, 2013.

        We began business operations in March 2002. To date, we have not generated any revenue from product sales. As of December 31, 2013, we have an accumulated deficit of $130.4 million. We have funded our operations primarily through the sale of equity securities, payments received under our agreements with Schering Corporation (Schering), GSK, Lilly, Medicis and the Gates Foundation, government contracts and grants, contracts with not-for-profit organizations for neglected diseases, borrowings under debt arrangements and our settlement with Valeant. We expect to incur operating losses in future years as we continue to develop our drug candidates, expand clinical trials for AN2728 and begin commercialization activities in anticipation of FDA approval of tavaborole. The size of our future operating losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with GSK, Lilly, the Gates Foundation, DTRA or any such future collaboration partners or research funding providers and our ability to successfully commercialize tavaborole and our other product candidates. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the GSK, Gates Foundation or DTRA agreements are terminated or we are unable to enter into other collaboration or research funding agreements, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. Management believes that we currently have sufficient capital resources to fund our operations for at least the next twelve months.

Financial Operations Overview

Revenues

        Our recent revenues are comprised primarily of collaboration agreement-related revenues and government contract revenues. Collaboration agreement-related revenues have included license fees, development reimbursements and development milestone fees. In addition, we received an amendment fee in 2011 in connection with the modification of our research and development collaboration with GSK (the Amendment Fee). Government contract revenues have included cost plus fixed fee reimbursements for allowable costs.

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

        Our expenses associated with preclinical studies and clinical trials are based upon the terms of the service contracts, the amount of the services provided and the status of the related activities. We expect that research and development expenses will increase in the future as we progress AN2728 through Phase 3 clinical trials, conduct our research and development activities under our agreements with the Gates Foundation, DTRA and various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research.

        The table below sets forth our research and development expenses for 2013, 2012 and 2011, and for the period from January 1, 2004 through December 31, 2013, for three of our clinical-stage product candidates, other work conducted under the GSK agreement, work on our Lilly and Gates collaborations and work on neglected diseases and other programs, including programs that are currently inactive. Prior to January 1, 2004, we did not separately record expenses for tavaborole or any other product candidates due to the early stage of their development. A portion of our research and development costs, including indirect costs relating to our product candidates, are not recorded on a program-by-program basis and are allocated based on the personnel resources assigned to each program.

				Total from January 1, 2004 to December 31, 2013
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Tavaborole, including NIH grant expenses	$15,279	$25,912	$22,111	$95,475
AN2728	15,862	12,415	14,715	63,784
AN3365 (previously GSK '052)	250	543	149	14,290
GSK programs	1,433	1,427	744	40,327
Lilly programs	3,656	3,591	3,048	11,495
Gates Foundation programs	5,085	—	—	5,085
Neglected diseases	3,146	4,418	5,138	17,020
Other programs	1,850	4,012	10,192	73,472

Total research and development expenses	$46,561	$52,318	$56,097	$320,948

        We expect our research and development expenses for tavaborole to decrease in the near future due to the completion of our tavaborole clinical activities and the filing of our NDA in mid-2013. We expect costs associated with AN2728 to increase as we expand the clinical and preclinical activities for this program. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to this compound reverted to us. We are currently considering our options for further development, if any, of this compound. GSK has selected a compound for further development in our GSK TB program and we expect our future expenses for this program will be reduced. In January 2014, Lilly notified us of the termination of the research term of the contract and, accordingly, our research expenses for Lilly programs will decrease in the near future. For our Gates Foundation programs and our new DTRA contract, expenses should increase due to our contractual obligations under the related agreements. In addition, spending for our early-stage research programs will be dependent upon our success in developing and advancing new product candidates for these programs.

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

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, in executive, finance, business development and other administrative functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, consulting costs associated with financial services, professional fees for legal services, including patent-related services, marketing expenses and auditing and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities, initiate our sales and marketing activities for tavaborole, hire additional staff and incur additional costs associated with operating as a public company.

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

        Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our statements of operations and approximate the revenues recognized from such activities.

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

        We recorded noncash stock-based compensation for employee and nonemployee stock option grants and ESPP stock purchase rights of $4.7 million, $3.6 million and $4.4 million during 2013, 2012 and 2011, respectively. As of December 31, 2013, we had outstanding options to purchase 4,493,912 shares of our common stock and had $8.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.1 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.4 and 0.5 years, respectively. There were 95,373 common shares purchased under the ESPP for the year ended December 31, 2013. We expect to continue to grant stock options and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012	Increase/ (decrease)
	(in thousands)
Contract revenue	$17,228	$10,740	$6,488
Research and development expenses(1)	46,561	52,318	(5,757)
General and administrative expenses(1)	20,650	11,614	9,036
Litigation settlement gain	142,500	—	142,500
Interest income	55	72	(17)
Interest expense	4,051	2,914	1,137
Loss on early extinguishment of debt	1,381	—	1,381
Other expense	669	53	616
Provision for income taxes	1,706	—	1,706

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$2,770	$1,973	$797
General and administrative expenses	1,963	1,629	334

        Contract revenue.    For the year ended December 31, 2013, we recognized $4.5 million for research services performed under the Gates Foundation agreement, $0.2 million of which related to an aggregate of $0.8 million of reimbursements for services performed prior to the effective date of the agreement. We also recognized $3.2 million for research funding and $1.0 million of the $3.5 million upfront fee received under our collaboration with Lilly, $1.5 million for research funding and patent reimbursements under our collaboration agreement with GSK, $0.5 million under our research contract with DTRA and $1.8 million for research performed under our agreements with not-for-profit organizations for neglected diseases. In addition, we recognized $4.8 million of revenue remaining under our agreement with Medicis, which was previously classified as deferred revenue. For the year ended December 31, 2012, we recognized revenues of $3.4 million for research funding, $1.0 million for a development milestone earned and $0.9 million of the $3.5 million upfront fee received under the Lilly agreement, $1.2 million of the $7.0 million upfront fee received under the Medicis agreement and $1.3 million primarily for research funding under our collaboration agreement with GSK. We also recognized $2.9 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

        Research and development expenses.    For the year ended December 31, 2013, research and development expenses decreased by $5.8 million as compared to the same period in the prior year.

Although expenses for our tavaborole program decreased by $10.6 million during this period, this decrease was partially offset by an increase of $3.4 million in our AN2728 program expenses as compared with the prior year. As our tavaborole Phase 3 and cardiac safety clinical trials were completed in 2013, our costs for this program were lower than in 2012 when we were actively conducting two fully-enrolled Phase 3 trials, the cardiac safety trial and the repeat insult patch test (RIPT) study. Our NDA for tavaborole was filed in July 2013 and our consulting expenses increased in 2013 in comparison with 2012 as we prepared for the filing and potential launch of tavaborole in 2014. Our manufacturing costs also increased in 2013 compared to 2012 as a result of our increased regulatory and pre-commercialization efforts. The $3.4 million increase in AN2728 costs were mainly due to our increased clinical trial activity in 2013, partially offset by less extensive drug development activities for this product candidate as compared to the prior year. During 2013, we were actively conducting our Phase 1 MUSE and cardiac safety trials and planning for our Phase 3 and long-term safety trials, while during 2012, our AN2728 clinical trial activities were limited to planning for, and enrolling patients in, our less costly Phase 2 clinical trials. In 2013, our AN2728 drug development efforts included continuation of some preclinical studies initiated in the prior year and initial manufacturing activities in preparation for our Phase 3 and long-term safety trials and certain regulatory requirements, whereas in 2012 we were conducting multiple preclinical safety studies for AN2728 as well as manufacturing drug supplies for both our preclinical studies and our planned clinical trials.

        During 2013, our research and development expenses increased by $5.1 million and $0.5 million, respectively, as a result of new research activities under our Gates Foundation and DTRA programs. These increases were offset by a $2.0 million decrease in expenses due to the suspension of our research and development activities relating to our Medicis collaboration, a $0.1 million decrease in our research expenses under our collaboration with Lilly and a $2.3 million decrease in our spending on other research activities, including our neglected disease programs.

        General and administrative expenses.    The increase in general and administrative expenses of $9.0 million in 2013 compared to 2012 was primarily due to increases of $7.2 million in legal fees resulting primarily from our legal proceedings with Valeant and Medicis, $0.9 million related to marketing activities for tavaborole, $0.8 million in salaries and stock-based compensation.

        Litigation settlement gain.    In November 2013, we received a $142.5 million payment from Valeant to settle all existing and future claims, including damages awarded in the arbitration ruling, and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. This award also included approximately $8.1 million for legal fees incurred during the proceedings, the majority of which was incurred during the year ended December 31, 2013 and recorded in general and administrative expenses.

        Interest income.    The decrease in interest income for 2013 compared to 2012 was due to a lower yield partially offset by higher average investment balances.

        Interest expense.    Interest expense increased in 2013 compared to 2012 due to the higher outstanding balance of our debt.

        Loss on early extinguishment of debt.    Upon the early extinguishment of our debt with Oxford and Horizon in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

        Other expense.    Other expense increased in 2013 compared to 2012 due to higher amortization of deferred financing fees related to our expanded debt facility and the write-off of previously deferred financing costs related to our "at-the-market" equity offerings and a potential debt facility that was terminated.

        Income tax provision.    The $1.7 million provision for income taxes for the year ended December 31, 2013 resulted solely from Federal alternative minimum taxes on the portion of our 2013 alternative minimum taxable income that could not be offset by prior years' alternative minimum tax loss carryforwards. We had alternative minimum taxable income in 2013 as a result of the income from the $142.5 million settlement with Valeant during the quarter ended December 31, 2013.

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	Increase/ (decrease)
	(in thousands)
Contract revenue	$10,740	$20,306	$(9,566)
Research and development expenses(1)	52,318	56,097	(3,779)
General and administrative expenses(1)	11,614	10,552	1,062
Interest income	72	148	(76)
Interest expense	2,914	1,396	1,518
Loss on early extinguishment of debt	—	313	(313)
Other expense	53	40	13

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$1,973	$2,594	$(621)
General and administrative expenses	1,629	1,810	(181)

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

        General and administrative expenses.    The increase in general and administrative expenses of $1.1 million in 2012 compared to 2011 was primarily due to increases of $0.5 million in legal fees relating to intellectual property and corporate activities, $0.5 million in our expenses for marketing consulting and other pre-commercialization activities for tavaborole and $0.2 million in salaries and related expenses due to the hiring of additional personnel. These increases were partially offset by decreases in our stock-based compensation expense of $0.2 million in 2012 as compared to 2011.

        Interest income.    The decrease in interest income for the year ended 2012 compared to 2011 was due to a reduction in average investment balances and lower yields.

        Interest expense and loss on early extinguishment of debt.    Interest expense increased in 2012 compared to the same period in 2011 due to the higher outstanding balance of our debt, which was only partially offset by a lower effective interest rate. Upon the early extinguishment of our Lighthouse Capital Partners V, L.P. (Lighthouse) debt in March 2011, we incurred a loss of $0.3 million, which consisted of the unaccrued portion of the final payment, the unamortized portions of the debt discount and deferred issuance costs, plus a prepayment penalty.

        Other expense.    The increase in other expense in the year ended December 31, 2012 compared to the same period in 2011 was a result of the deferred financing fees relating to our debt.

Income Taxes

        At December 31, 2013, we had net operating loss carryforwards for federal income tax purposes of $105.3 million and federal research and development tax credit carryforwards of $9.1 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We have determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2013. The computed annual limitation that resulted from the 2010 ownership change is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future.

        We periodically evaluate our prospects of generating future taxable income based on our history of taxable income or losses and our projections for the foreseeable future. Prior to 2013, we had incurred tax losses in every year since our inception and our 2013 taxable income was primarily due to the non-recurring income from our settlement with Valeant. Because we lack a consistent earnings history and currently believe that it is more likely than not that we will be unable to realize the benefits related to our deferred tax assets, we have recorded a valuation allowance at December 31, 2013 to offset in full such benefits.

        As of December 31, 2013 and 2012, we had approximately $2.9 million and $2.2 million, respectively, of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Liquidity and Capital Resources

        The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$90,075	$(54,937)	$(35,696)
Net cash (used in) provided by investing activities	(17,457)	(584)	19,428
Net cash provided by financing activities	31,802	50,687	9,694

Net increase (decrease) in cash and cash equivalents	$104,420	$(4,834)	$(6,574)

        Net cash provided by operating activities was $90.0 million compared to net cash used in operating activities of $(54.9) million for the years ended December 31, 2013 and 2012, respectively. The net cash provided by operating activities for 2013 primarily reflected our net income, which included our litigation settlement of $142.5 million, adjusted for noncash items, partially offset by the net changes in operating assets and liabilities, including those related to the amortization for the upfront fees received in prior years from Lilly and Medicis. For the same period in 2012, the net cash used in operating activities resulted from our net loss adjusted for noncash items as well as the net changes in operating assets and liabilities, including those related to the amortization of upfront fees received in prior years and the increase in current prepaid expenses for our clinical trials and preclinical studies.

        Net cash used in investing activities was $(17.5) million and $(0.6) million for 2013 and 2012, respectively. The activities for both periods were primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments. In addition, in 2013, our net transfers of investments to restricted investments, primarily as a result of restrictions placed on our use of the redeemable common stock proceeds and the research funding received from the Gates Foundation under our Gates Foundation agreement, were $4.4 million.

        Net cash provided by financing activities was $31.8 million for 2013 compared with $50.7 million for 2012. The net cash provided by financing activities for 2013 was primarily due to the net proceeds of $21.3 million from the sale of our common stock in May 2013 and net proceeds of $5.0 million received for redeemable common stock we issued in connection with the research agreement with the Gates Foundation. Cash was also provided from the $30.0 million drawdown of the first tranche under our debt facility with Hercules, offset by the $28.5 million paid for the regularly scheduled principal payments and remaining obligations under the Oxford and Horizon debt facility and for the financing fees, debt issuance costs and loan fees associated with the Hercules debt. Stock option exercises and employee stock plan purchases also contributed $2.7 million and the net proceeds of $1.3 million from the sale of common stock related to our "at-the-market" common stock offering in the first quarter of 2013 also increased the net cash provided by financing for 2013. The cash provided by financing activities in 2012 was primarily due to net proceeds of $22.6 million and $19.9 million from the sale of our common stock in October 2012 and February 2012, respectively, $12.0 million in notes payable proceeds from the September 2012 drawdown of the third tranche under our loan facility with Oxford and Horizon, partially offset by $4.3 million in scheduled principal payments related to the loan, and $0.5 million in proceeds from stock option exercises and employee stock plan purchases.

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

  •
  the timing of potential approval and initial commercial success of tavaborole;

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including our ongoing and/or planned trials for AN2728;

  •
  the success of our efforts under our contracts with the Gates Foundation and DTRA and the attainment of contingent event-based payments and royalties, if any, and our agreements with GSK and Lilly;

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

        Although we believe that our existing capital resources and the remaining borrowing capacity under our expanded debt facility will be adequate to fund operations for at least the next twelve months, we may elect to finance certain future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to tavaborole or any of our other product candidates, or a combination of the above.

Contractual Obligations

        Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years(1)
Contractual obligations:
Operating leases	$7,218	$1,830	$3,252	$2,136
Notes payable	38,352	3,543	27,780	7,029

Total contractual obligations	$45,570	$5,373	$31,032	$9,165

(1)
There are no obligations greater than 5 years.

  Operating Leases

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease commenced in April 2008 and was originally scheduled to teriminate terminate in March 2018. In May 2013, we amended the lease to grant the landlord a right to terminate the lease as early as June 2016, with twelve months' written notice. As consideration for entering into the amendment, we received a rent credit of $0.7 million, which was applied to the monthly base rent under the original lease commencing June 1, 2013 and continued for each successive month until the full amount of the rent credit was applied in November 2013. We also lease a second building in Palo Alto, California, consisting of 15,300 square feet of office and laboratory space. In September 2013, we extended the lease for twelve months through December 2014. We have a one-year option to extend the lease though December 31, 2015. This lease is cancelable with four months' notice.

  Notes Payable

        On June 7, 2013, we entered into a loan and security agreement with Hercules to provide up to $45.0 million, available in three tranches of $30.0 million, $10.0 million and $5.0 million each (see Note 6 to the financial statements). The first $30.0 million tranche was drawn on June 7, 2013, at which time we repaid $22.6 million of the remaining obligations under our previous debt facility with Oxford and Horizon. We elected not to draw the second tranche of $10.0 million and the option to do so expired on December 5, 2013. An additional $5.0 million of debt is available under the Hercules agreement upon FDA approval of tavaborole. The future payments under the new debt facility are included as notes payable in the table of contractual obligations above.

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

        In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new standard is not expected to have an impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investments as of December 31, 2013 are comprised of U.S treasury securities and federal agency securities with a minimum rating of AAA or AA+ with a remaining average maturity of the entire portfolio of 73 days, and therefore we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Anacor Pharmaceuticals, Inc. (the Company) as of December 31, 2012 and 2013 and the related statements of operations, comprehensive income (loss), redeemable common stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anacor Pharmaceuticals, Inc. at December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 17, 2014

Anacor Pharmaceuticals, Inc.

Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$114,755	$10,335
Short-term investments	35,574	35,181
Restricted investments, short-term	1,475	—
Contract receivable	1,324	1,203
Prepaid expenses and other current assets	2,286	2,574

Total current assets	155,414	49,293
Long-term investments	11,856	—
Restricted investments, long-term	3,155	197
Property and equipment, net	1,458	1,516
Other assets	282	65

Total assets	$172,165	$51,071

Liabilities, redeemable common stock and stockholders' equity
Current liabilities:
Accounts payable	$4,708	$3,019
Accrued liabilities	8,431	9,590
Income taxes payable	1,706	—
Notes payable	—	9,826
Deferred revenue	1,115	2,886
Deferred rent	269	70

Total current liabilities	16,229	25,391
Notes payable, less current portion	28,018	15,841
Deferred revenue, less current portion	315	4,192
Deferred rent, less current portion	1,219	836
Redeemable common stock	4,952	—
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 10,000,000 shares as of December 31, 2013 and 2012; issued and outstanding: no shares as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares as of December 31, 2013 and 2012; issued and outstanding: 41,544,249 shares and 35,590,645 shares as of December 31, 2013 and 2012, respectively	41	36
Additional paid-in capital	251,839	219,983
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(130,446)	(215,211)

Total stockholders' equity	121,432	4,811

Total liabilities, redeemable common stock and stockholders' equity	$172,165	$51,071

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31
	2013	2012	2011
Revenues:
Contract revenue	$17,228	$10,740	$20,306

Total revenues	17,228	10,740	20,306
Operating (income) expenses:
Research and development	46,561	52,318	56,097
General and administrative	20,650	11,614	10,552
Litigation settlement gain	(142,500)	—	—

Total operating (income) expenses	(75,289)	63,932	66,649

Income (loss) from operations	92,517	(53,192)	(46,343)
Interest income	55	72	148
Interest expense	(4,051)	(2,914)	(1,396)
Loss on early extinguishment of debt	(1,381)	—	(313)
Other expense	(669)	(53)	(40)

Income (loss) before provision for income taxes	86,471	(56,087)	(47,944)
Provision for income taxes	1,706	—	—

Net income (loss)	$84,765	$(56,087)	$(47,944)

Net income (loss) per common share:
Basic	$2.16	$(1.76)	$(1.71)
Diluted	$2.10	$(1.76)	$(1.71)
Weighted-average number of common shares and common equivalent shares:
Basic	39,178,289	31,901,966	28,109,302
Diluted	40,320,187	31,901,966	28,109,302

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31
	2013	2012	2011
Net income (loss)	$84,765	$(56,087)	$(47,944)
Change in unrealized gain (loss) on investments	(5)	3	14

Comprehensive income (loss)	$84,760	$(56,084)	$(47,930)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Redeemable Common Stock and Stockholders' Equity

(In Thousands, Except Share Data)

	Redeemable Common Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	—	—	27,996,878	28	167,559	(14)	(111,180)	56,393
Issuance of common stock upon exercise of stock options	—	—	152,369	—	100	—	—	100
Issuance of common stock under employee stock purchase plan	—	—	44,897	—	193	—	—	193
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	4,154	—	—	4,154
Issuance of warrants to purchase common stock	—	—	—	—	739	—	—	739
Net loss	—	—	—	—	—	—	(47,944)	(47,944)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	14	—	14

Balance as of December 31, 2011	—	—	28,194,144	28	172,995	—	(159,124)	$13,899
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	7,250,000	7	42,509	—	—	42,516
Issuance of common stock upon exercise of stock options	—	—	49,917	—	50	—	—	50
Issuance of common stock under employee stock purchase plan	—	—	96,584	1	432	—	—	433
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	291	—	—	291
Employee stock-based compensation expense	—	—	—	—	3,311	—	—	3,311
Issuance of warrants to purchase common stock	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	(56,087)	(56,087)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	3	—	3

Balance as of December 31, 2012	—	—	35,590,645	36	219,983	3	(215,211)	$4,811
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	3,599,373	4	21,325	—	—	21,329
Issuance of common stock upon exercise of stock options	—	—	686,302	1	2,369	—	—	2,370
Issuance of common stock under employee stock purchase plan	—	—	95,373	—	336	—	—	336
Issuance of common stock in an at-the-market offering, net of issuance costs	—	—	401,500	—	1,278	—	—	1,278
Issuance of redeemable common stock in a private offering, net of issuance costs	809,061	4,952	—	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	361,995	—	—	—	—	—
Stock-based compensation on options issued to nonemployee advisors	—	—	—	—	242	—	—	242
Employee stock-based compensation expense	—	—	—	—	4,491	—	—	4,491
Issuance of warrants to purchase common stock	—	—	—	—	1,815	—	—	1,815
Net income	—	—	—	—	—	—	84,765	84,765
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	(5)	—	(5)

Balance as of December 31, 2013	809,061	$4,952	40,735,188	$41	$251,839	$(2)	$(130,446)	$121,432

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2013	2012	2011
Operating activities
Net income (loss)	$84,765	$(56,087)	$(47,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	507	667	652
Amortization of debt discount and debt issuance costs	822	552	342
Stock-based compensation	4,733	3,602	4,404
Amortization of premium on investments	321	479	1,370
Accrual of final payment on notes payable	318	534	231
Noncash loss on early extinguishment of debt	1,175	—	263
Changes in assets and liabilities:
Contract receivable	(121)	(67)	(52)
Government grant receivable	—	—	108
Prepaid and other current assets	412	(1,347)	335
Other assets	(27)	714	(152)
Accounts payable	1,689	1	880
Income taxes payable	1,706	—	—
Accrued liabilities	(1,159)	(972)	3,474
Deferred revenue	(5,648)	(2,994)	370
Deferred rent	582	(19)	23

Net cash provided by (used in) operating activities	90,075	(54,937)	(35,696)
Investing activities
Transfers to restricted investments, net	(4,432)	—	—
Purchases of investments	(67,196)	(65,074)	(58,763)
Maturities of investments	54,621	64,930	78,742
Acquisition of property and equipment	(450)	(440)	(551)

Net cash (used in) provided by investing activities	(17,457)	(584)	19,428
Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	4,952	—	—
Proceeds from the sale of common stock, net of issuance costs	22,607	42,516	—
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	2,706	482	293
Proceeds from the issuance of notes payable	30,000	12,000	18,000
Principal payments on notes payable	(25,716)	(4,285)	(6,689)
Final payment on notes payable	(1,650)	—	(1,455)
Payment of financing fee, debt issuance costs and loan restructuring fee	(1,097)	(26)	(455)

Net cash provided by financing activities	31,802	50,687	9,694

Net increase (decrease) in cash and cash equivalents	104,420	(4,834)	(6,574)
Cash and cash equivalents at beginning of year	10,335	15,169	21,743

Cash and cash equivalents at end of year	$114,755	$10,335	$15,169

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$1,815	$395	$739

Supplemental disclosure of cash flow information
Interest paid, including payment of loan restructuring fee	$4,736	$1,755	$2,601

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements

1. The Company

Nature of Operation

        Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company has discovered, synthesized and developed eight molecules that are currently in development. Its two lead product candidates are topically administered dermatologic compounds—tavaborole, formerly known as AN2690, and AN2728. Tavaborole is a topical treatment for onychomycosis, a fungal infection of the nail and nail bed. The Company filed a New Drug Application (NDA) for tavaborole in July 2013, which was accepted for review by the United States Food and Drug Administration (FDA) in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014. AN2728 is the Company's lead topical anti-inflammatory product candidate for the treatment of atopic dermatitis and psoriasis. The Company held an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and expects to initiate Phase 3 studies in atopic dermatitis in the first half of 2014. In addition to its two lead programs, the Company has three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to tavaborole and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK '052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline, LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and substantially all rights to this compound reverted to the Company. The Company is currently considering its options for further development, if any, of AN3365. The Company has discovered three other compounds that it has out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly) for the treatment of an animal health indication, a second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GSK for development in tuberculosis (TB). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

        Since inception, the Company has not generated revenue from product sales and, as of December 31, 2013, has an accumulated deficit of $130.4 million. The Company may require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates, expansion of clinical trials for AN2728 and preparation for commercialization activities in anticipation of FDA approval of tavaborole. The Company believes that its existing capital resources will be sufficient to meet its anticipated operating requirements for at least the next twelve months. While management believes that the Company currently has sufficient resources to fund its operations, the Company may also elect to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement to complete the development and potential commercialization of tavaborole and fund its other research and development activities.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals, accrued compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Investments

        The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Unless restricted, investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. Long-term investments have contractual maturities at the date of purchase of one to two years and are classified as noncurrent assets. The Company's investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders' equity. The Company has estimated the fair value amounts by using available market information. The cost of available for sale securities sold is based on the specific-identification method. Restricted investments are classified as a current or noncurrent asset based upon the terms of the relevant contract and, in some cases, management's estimate of when the restrictions will be eliminated.

        Under its facility lease agreements, the Company is required to secure letters of credit. As of both December 31, 2013 and 2012, the Company had approximately $0.2 million of long-term restricted investments to secure these letters of credit.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, short-term restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the entities with a similar financial standing to the Company for loans with similar terms and average maturities, the carrying value of the Company's long-term notes payable approximate their fair values as of December 31, 2013 and 2012.

        Short-term investments, long-term investments and restricted investments are carried at fair value. Fair value is considered to be the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company's cash, cash equivalents, short-term investments, long-term investments and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. As of December 31, 2013 and 2012, approximately 93% and 85%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. The Company's short-term investments, long-term investments and restricted investments as of December 31, 2013 and 2012 are held in securities guaranteed as to principal and interest by the U.S. government. During the three years ended December 31, 2013, the Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

        The Company's revenues consist primarily of contract revenues from a collaboration agreement with Lilly and the research agreement with the Bill and Melinda Gates Foundation (Gates Foundation). Collaborators, including GSK, have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company's operating results. In addition, the Company and Medicis Pharmaceutical Corporation (Medicis) terminated the research and development agreement with Medics and, upon termination, the Company recognized deferred revenue remaining under the agreement (see Notes 7 and 8), which resulted in revenue from Medicis of more than 10% of revenue in the current year.

        Contract revenues from collaborators, research institutions and not-for-profit organizations that accounted for 10% or more of total revenues were as follows:

	Year Ended December 31
	2013	2012	2011
Gates Foundation	26%	—	—
Lilly	24%	49%	25%
GSK	*	13%	53%
Medicis	28%	11%	*
Medicines for Malaria Venture (MMV)	*	*	11%
Research Institution A	*	14%	*

*
less than 10% of total revenue

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Contract Receivable

        At December 31, 2013 and 2012, the contract receivable consisted of research funding due from Lilly of $0 and $0.8 million, respectively (see Note 8), $0.7 million and $0.3 million, respectively, due from GSK (see Note 8), $0.5 million from the United States Department of Defense, Defense Threat Reduction Agency (DTRA) at December 31, 2013 (see Note 8) and $0.1 million as of both dates due from other contracts.

        The Company's contract receivable is primarily composed of amounts due under collaboration and research agreements and the Company believes that the credit risks associated with these collaborators are not significant. During the three years ended December 31, 2013, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of December 31, 2013 and 2012.

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

Fair Value of Common Stock Warrants

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

Stock-Based Compensation

        Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period). Stock option awards granted to the Company's nonemployee directors for their board-

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards and uses the straight-line (single-option) method for expense attribution. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

        The Company periodically evaluates the prospects of it generating future taxable income based on its history of taxable income or losses and its projections for the foreseeable future. Based on such evaluations, the Company makes a determination as to whether it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future and, if so, the Company records a valuation allowance to reduce deferred tax assets to the amounts expected to be realized. The Company will maintain full valuation allowances until there is sufficient evidence to support the reversal of all or a portion of the valuation allowances (see Note 12).

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

Net Income (Loss) per Common Share

        Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share includes the effect of all potential common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options and warrants are considered to be common stock equivalents. For each loss period presented in these financial statements, these dilutive securities are excluded in the calculation of diluted net income (loss) per share because their effect would be antidilutive. The following table presents the calculation of basic

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Year Ended December 31
	2013	2012	2011
Net income (loss) per common share
Numerator:
Net income (loss)	$84,765	$(56,087)	$(47,944)

Denominator:
Weighted-average number of common shares used in calculating net income (loss) per common share—basic	39,178,289	31,901,966	28,109,302
Dilutive effect of common stock options and employee stock purchase rights	956,397	—	—
Dilutive effect of warrants to purchase common stock	185,501	—	—

Weighted-average number of common shares used in calculating net income (loss) per common share—diluted	40,320,187	31,901,966	28,109,302

Net income (loss) per common share
Basic	$2.16	$(1.76)	$(1.71)
Diluted	$2.10	$(1.76)	$(1.71)
Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Common stock options	1,853,547	3,912,182	2,991,674
Warrants to purchase common stock	40,623	451,597	367,371

	1,894,170	4,363,779	3,359,045

Recently Adopted Accounting Pronouncements

        In February 2013, a new accounting standard was issued that amended existing guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance as of January 1, 2013 and its adoption did not have an effect on the Company's financial statements.

        In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new standard is not expected to have an impact on the Company's financial statements.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements

Financial Assets

        The following tables summarize the estimated fair values of the Company's financial assets measured on a recurring basis as of the dates indicated below. Such financial assets are comprised solely of available for sale securities with remaining contractual maturities of less than two years.

        The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$107,253	$—	$—	$107,253
Federal agency securities	Level 2	59, 341	2	(4)	59,339

Total available for sale securities		$166,594	$2	$(4)	$166,592

Classified as:
Cash and cash equivalents					114,755
Short-term investments					35,574
Restricted investments, short-term					1,475
Long-term investments					11,856
Restricted investments, long-term					2,932

Total available for sale securities					$166,592

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$8,834	$—	$—	$8,834
U.S. treasury securities	Level 2	7,115	1	—	7,116
Federal agency securities	Level 2	29,564	3	(1)	29,566

Total available for sale securities		$45,513	$4	$(1)	$45,516

Classified as:
Cash and cash equivalents					10,335
Short-term investments					35,181

Total available for sale securities					$45,516

        All cash, cash equivalents, short-term investments and short-term restricted investments held as of December 31, 2013 and 2012 had maturities at the date of purchase of less than one year. Long-term investments and long-term restricted investments have contractual maturities at the date of purchase of one to two years. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities in 2013, 2012 or 2011.

        No available for sale securities held as of December 31, 2013 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2013, unrealized losses on available for sale

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

  •
  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable for substantially the full term of the assets or liabilities; and

  •
  Level 3—Unobservable inputs that reflect the reporting entity's estimate of assumptions that market participants would use in pricing the asset or liability.

        During the years ended December 31, 2013 and December 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. At December 31, 2013 and 2012, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities and federal agency securities (Level 2) are valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31
	2013	2012
Laboratory equipment	$3,697	$3,463
Furniture and fixtures	182	182
Computer equipment and software	1,489	1,274
Leasehold improvements	1,352	1,352

	6,720	6,271
Less: accumulated depreciation and amortization	(5,262)	(4,755)

Property and equipment, net	$1,458	$1,516

5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31
	2013	2012
Accrued compensation	$3,321	$2,155
Accrued preclinical study and clinical trial costs	2,799	5,507
Other	2,311	1,928

Accrued liabilities	$8,431	$9,590

6. Notes Payable

        On June 7, 2013, the Company entered into a loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (the lenders, or together Hercules) under which the Company was able to borrow up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million (the Loan Facility).

        The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million was available to the Company at its discretion and the third tranche is available to the Company upon confirmation of the FDA approval of the tavaborole NDA. The Company elected not to draw the second tranche of $10.0 million and the option to do so expired on December 5, 2013. The third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of tavaborole. The interest rate applicable to each tranche is a variable rate based upon the greater of either (i) 11.65% or (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. Payments under the Loan Agreement are interest only until January 1, 2015 (or if the FDA approves tavaborole on or before December 15, 2014, the interest only period is

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

extended to July 1, 2015), followed by equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2017.

        The Company has paid Hercules financing and amendment fees of $0.6 million and incurred other debt issuance costs, including legal fees, of $0.5 million in connection with the loan. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively. In addition, if the Company repays all or a portion of the loan prior to maturity, it will pay Hercules a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to June 7, 2014, 2% if the prepayment occurs prior to June 7, 2015 or 1% if the prepayment occurs prior to July 1, 2017.

        The Loan Agreement includes customary affirmative and restrictive covenants, and was amended in December 2013 to include a liquidity covenant requiring the Company to maintain certain minimum balances in its United States bank and investment accounts while at the same time increasing the amount of investments the Company is permitted to invest in foreign subsidiaries. The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules' security interest or in the value of the collateral and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default and until any such default has been cured, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

        The loan is secured by all assets of the Company except intellectual property. Under the loan agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property, except that the Company may grant non-exclusive licenses of intellectual property entered into in the ordinary course of business, and licenses approved by the Company's board of directors that may be exclusive in respects other than territory and may be exclusive as to territory as to discrete geographical areas outside of the United States.

        In connection with the Loan Agreement, the Company issued warrants to Hercules to purchase 528,375 shares of its common stock at an exercise price of $5.11 per share (the Warrants). The Warrants were immediately exercisable and eligible to be exercised on a cashless basis.

        The fair value of the warrants issued was approximately $1.8 million and was calculated using a Black-Scholes valuation model with assumptions based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the warrants; and a dividend yield of 0%. See the table of warrants issued by the Company at the end of this section. The Company recorded a debt discount of $1.8 million in connection with the issuance of the Warrants.

        The Warrants were net exercised on a cashless basis in December 2013, resulting in the issuance of 361,995 shares of the Company's common stock to Hercules. The par value of the shares issued was reclassified from additional paid-in capital to common stock.

        The interest on the loan is calculated using the interest method with the debt issuance costs paid directly to Hercules (financing, amendment and legal fees) and the fair value of the warrants issued to Hercules treated as a discount on the debt. The Company's debt issuance costs for legal fees and other

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

debt-related expenses are included as prepaid expenses and other current assets and as other assets in the accompanying balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other expense in the statements of operations.

        In June 2013, the Company recorded a loss of approximately $1.4 million on the early extinguishment of its previous debt. This loss is recorded as a loss on early extinguishment of debt in 2013 in the statements of operations.

        In connection with its previous debt, the Company issued warrants to Oxford Finance LLC and Horizon Technology Finance Corporation (the Previous Lenders) in 2012 and 2011 to purchase shares of its common stock. The warrants were immediately exercisable, expire seven years from their issuance date and are exercisable on a cashless basis. The aggregate fair values of the warrants issued in 2013, 2012 and 2011 to Hercules and the Previous Lenders were approximately $1.8 million, $0.4 million and $0.7 million, respectively, and were calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the warrants; and a dividend yield of 0%.

	June 2013(1)	September 2012	December 2011	March 2011
Warrants to purchase shares of common stock	528,375	84,226	88,997	80,527
Exercise price	$5.11	$6.53	$6.18	$6.83
Expiration date	June 2018	September 2019	December 2018	March 2018
Dividend yield	0%	0%	0%	0%
Volatility	81%	76%	74%	73%
Weighted-average expected life (in years)	5	7	7	7
Risk-free interest rate	1.1%	1.0%	1.4%	2.8%

(1)
These warrants were exercised on a cashless basis in December 2013 and converted into 361,995 shares of common stock.

        In connection with the issuance of warrants to Hercules and the Previous Lenders during 2013, 2012 and 2011, the Company recorded debt discounts totaling $1.8 million, $0.4 million and $0.7 million, respectively.

        The Company granted certain piggyback registration rights pursuant to which, under certain conditions, the Company will register its shares of common stock issuable upon exercise of the warrants held by the Previous Lenders.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

6. Notes Payable (Continued)

        Future payments as of December 31, 2013 are as follows (in thousands):

Year ending December 31,
2014	$3,543
2015	13,890
2016	13,890
2017	7,029

Total minimum payments	38,352
Less amount representing interest	(8,352)

Notes payable, gross	30,000
Unamortized discount on notes payable	(1,982)

28,018
Less current portion of notes payable, including unamortized discount	—

Notes payable, less current portion	$28,018

        The Company recorded interest expense related to all borrowings of $4.0 million, $2.9 million and $1.4 million for 2013, 2012 and 2011, respectively. Included in interest expense for these years was $0.7 million, $0.5 million and $0.3 million, respectively, for the amortization of the financing costs and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts and accretion of the final payments, is 16.56%.

7. Commitments and Contingencies

Operating Leases

        The Company leases a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, for its corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the lease expiration in March 2018. On May 15, 2013, the Company amended the original lease agreement for this space. Under the terms of the lease amendment, the landlord was granted a right to terminate the lease as of a date prior to March 31, 2018 with the following terms: (i) landlord may exercise its right by written notice (Early Termination Notice) to the Company; (ii) the Early Termination Notice shall specify a lease term expiration date no earlier than twelve (12) months from the delivery of the Early Termination Notice to the Company; and (iii) the Early Termination Notice may be delivered on or after June 30, 2015. The earliest effective date for the expiration of the lease under the terms of the lease amendment is June 30, 2016. As consideration for entering into the lease amendment, the Company received a rent credit of $0.7 million, which was applied to the monthly base rent under the original lease commencing June 1, 2013 and continued for each successive month thereafter until the full amount of the rent credit was applied in November 2013.

        In addition to the $0.4 million allowance for tenant improvements provided by the landlord under the original lease, the $0.7 million rent credit related to the lease amendment has been included in deferred rent and is being amortized over the remaining term of the lease, on a straight-line basis, as a reduction to rent expense. As of December 31, 2013 and 2102, $1.5 million and $0.9 million, respectively, was included as deferred rent related to this lease in the balance sheet. The Company will

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

continue to provide a security deposit in the amount of $0.1 million in the form of a standing letter of credit and continues to be responsible for certain operating expenses.

        The Company also leases a second building in Palo Alto, California, consisting of 15,300 square feet of office and laboratory space. In October 2011, the Company amended the lease to extend the lease term through December 31, 2013 and recognized rent expense on a straight-line basis over the extension period. The lease agreement contained two (2) one-year options to extend the lease through each of 2014 and 2015. In September 2013, the Company exercised its option to extend the facility lease through December 2014. All other terms of the original lease agreement remain unchanged. The Company may terminate the lease by providing four months' written notice. The Company currently provides a $0.1 million standing letter of credit as a security deposit under its lease agreement, which it will continue to provide with any lease extensions.

        Rent expense under all facility operating leases was $1.6 million, $1.7 million and $1.8 million for 2013, 2012 and 2011, respectively. Deferred rent of $1.5 million, and $0.9 million at December 31, 2013 and 2012, respectively, is included in the accompanying balance sheets and represents the difference between recorded rent expense and the cash payments related to the operating leases for the Company's leased facilities, plus the unamortized portion of tenant improvement allowances.

        As of December 31, 2013, future minimum cash payments under facility operating leases with initial terms in excess of one year are as follows (in thousands):

2014	$1,830
2015	1,600
2016	1,652
2017	1,706
2018	430

Total future minimum lease payments	$7,218

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

Legal Proceedings

        On October 24, 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. (DPS), seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company's efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company's assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The Company was seeking injunctive relief and damages of at least $215.0 million. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in favor of the Company for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees.

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

        On October 27, 2013, the Company, Valeant and DPS entered into a settlement agreement pursuant to which Valeant agreed to pay the Company $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between the Company, Valeant and DPS related to the Company's intellectual property, confidential information and contractual rights. Under the settlement agreement, the Company agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. In addition, the settlement agreement provided that both the Company and Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement is terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement revert back to the Company (see Note 8). Valeant made the $142.5 million payment to the Company on November 7, 2013.

        The Company evaluated the settlement agreement under the accounting guidance for multiple-element arrangements and identified the following key elements within the settlement agreement: the JAMS arbitrator's interim final award in favor of the Company for $100.0 million in damages related to the parties' dispute under the Master Services Agreement, the Company's costs for the arbitration in the amount of $8.1 million, plus the irrevocable, non-exclusive, worldwide license to all the Company's patents that contain claims covering efinaconazole together with the Company's covenant not to pursue certain legal proceedings related to matters involving certain contracts with DPS or Valeant's patents covering efinaconazole amounting to the remaining $34.4 million. The settlement amount of $142.5 million was allocated to these elements.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        The Company also identified other elements of the settlement but concluded that they did not have any value.

        None of the key elements identified above were deemed to be part of the Company's major central operations. While the Company does enter into licensing and collaboration agreements, the initial arbitration award, including the award for the Company's arbitration costs, was to compensate the Company for damages it sustained and expenses it incurred due to DPS' misuse of the Company's trade secrets; it was not compensation to the Company for selling its services and/or licensing its know-how and IP as part of its major central operations. Although the Company typically grants licenses to its trade secrets and IP in conjunction with research and development collaboration agreements, the licenses granted to Valeant would not fall into this category as they were not granted in connection with an ongoing collaboration with a customer with whom the Company intended to jointly pursue specified research and development objectives and were, therefore, not deemed to be part of the Company's major central operations. Accordingly, the entire settlement amount was recorded in other operating income.

8. License, Research, Development and Commercialization Agreements

DTRA

        On October 16, 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by the Company, Colorado State University and the University of California at Berkeley will conduct the research over a three and a half year period. The work is funded by a $13.5 million award from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, the Company will apply its boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The $13.5 million award is available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 30, 2014, and an additional $5.0 million and $5.7 million will become available upon DTRA exercising their options to fund the research in the subsequent twelve and nineteen month periods, respectively.

        Revenues recognized under the DTRA research agreement were as follows (in thousands):

Year Ended December 31, 2013
Contract revenue:
Research and development funding	$508

Total contract revenue	$508

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

        Upon signing the Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the Advance Funds). These Advance Funds will be replenished by the Gates Foundation each quarter following the Company's submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that were included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Research Agreement (the Pre-Contract Reimbursements). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $17.7 million of Research Funding.

        Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Research Agreement will continue in effect until the later of five years from the effective date or the expiration of the Company's specified obligation to provide access to the expanded library compounds. Either party may terminate the Research Agreement for the other party's uncured material breach of the Research Agreement.

        In connection with the Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds) (see Note 9). In addition, in connection with both the Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company's use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its December 31, 2013 balance sheet, the Company classified $2.9 million of the Stock Proceeds as long-term restricted investments and $1.1 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.4 million, as short-term restricted investments.

        The Company evaluated the Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables: the research activities, the 5-year library access and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration will be allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company's balance sheets.

        The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. Through December 31, 2013, the Company recognized total revenue of $4.5 million under the Research Agreement. As of December 31, 2013, the Company has deferred revenue of $0.4 million related to the unspent Advance Funds and $0.6 million related to the Pre-Contract Reimbursements.

        Revenues recognized under the Research Agreement were as follows (in thousands):

Year Ended December 31, 2013
Contract revenue:
Amortization of Pre-Contract Reimbursements	$191
Reimbursement for research costs	4,274

Total contract revenue	$4,465

GSK

        In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK's contract for government funding to support GSK's further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company's boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and was eligible to receive additional milestone payments, bonus payments

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

and research funding as described below, all of which, if earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

        Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company.

        The Master Amendment added a new program for TB, pursuant to which GSK funded the Company's TB research activities through to candidate selection. Once TB compounds met specified candidate selection criteria, GSK had the option to license such compounds and, upon exercise of such an option, would become responsible for all further development and commercialization of such compounds.

        The Master Amendment also included the option for GSK to acquire rights to certain compounds from the malaria program that the Company conducts through a collaboration with MMV. Development of the initial lead candidate under the MMV collaboration was discontinued in November 2011 and none of the other compounds currently being evaluated by the Company and MMV as potential lead candidates are subject to the Malaria Option under the Company's Master Amendment with GSK.

        In 2007, pursuant to the original agreement, GSK paid the Company a $12.0 million non-refundable, non-creditable upfront fee, which the Company was recognizing, up until the date of the Master Amendment, over the six-year research collaboration term on a straight-line basis in accordance with the revenue recognition guidance for multiple-element arrangements. The Company determined that the Master Amendment was a material modification to the original agreement for financial reporting purposes and that there were no undelivered elements remaining from the original agreement. The Company also determined that the only undelivered element resulting from the Master Amendment, other than contingent deliverables, was the research services it was obligated to provide under the new TB program and that the contractual reimbursement rates for these services approximated the fair value of the services. As a result, the remaining deferred revenue balance from the 2007 upfront fee of $4.2 million and the $5.0 million Amendment Fee from the Master Amendment were recognized as revenue in September 2011.

        In September 2013, GSK selected a compound that resulted from the TB program for further development. GSK will be responsible for all further development and commercialization of the TB compound, and the Company may receive contingent payments, if certain regulatory events occur and/or if certain sales levels are achieved for resulting TB products, and may also receive royalties on sales of such resulting products.

        In addition, the Master Amendment provided an option for GSK to expand its rights around LeuRS in return for a bonus payment, the amount of which would depend upon the timing of GSK's exercise of this option. The Master Amendment also allowed GSK to initiate an additional collaborative research program directed toward LeuRS (New Research Program) and, provided such initiation had occurred before October 5, 2013, the term of the collaboration agreement would have been extended for a minimum of two years from the date of such initiation. GSK did not elect to

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

initiate a New Research Program and on October 5, 2013, the six-year research period under the agreement with GSK expired, except with respect to the TB program. The Company continues to work with GSK on the TB program. As of December 31, 2013, the Company has deferred revenue of $19,000 associated with the GSK agreement.

        Revenues recognized under this agreement were as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Contract revenue:
Amortization of upfront fee	$—	$—	$5,500
Amendment fee	—	—	5,000
Milestone fees	—	—	—
Reimbursement for research and patent costs	1,482	1,389	256

Total contract revenue	$1,482	$1,389	$10,756

Lilly

        In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which it has been recognizing over the expected four-year research term on a straight-line basis. The research funding agreement allowed for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that has a duration dependent on whether the notice is delivered prior to the first regulatory approval of a product under the agreement or thereafter.

        In January 2014, Lilly notified the Company of the termination of the research term of the research agreement. The Company has revised the expected research term to end in March 2014, approximately five months earlier than estimated under the agreement. The remainder of the agreement remains in effect and Lilly retained its exclusive rights to the development of the compound selected.

        From August 2010 through December 31, 2013, the Company has received $10.7 million in research funding under this agreement. The termination of the funding for the research agreement becomes effective 90 days after the Company's receipt of the termination notice discussed above, and ends Lilly's obligation to make quarterly research payments.

        In 2012, the Company received a milestone payment of $1.0 million from Lilly for the selection of development compounds and was eligible to receive additional payments upon the occurrence of specified development and regulatory events. The Company has determined that none of these are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. In September 2013, Lilly notified the Company that it was ceasing further development of one of the two previously licensed compounds; Lilly has granted the Company a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

        As of December 31, 2013, the Company has deferred revenue of $0.5 million related to the upfront fee and no deferred revenue related to the research term funding.

        Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Contract revenue:
Amortization of upfront fee	$962	$875	$875
Milestone fee	—	1,000	1,000
Research funding	3,195	3,377	3,108

Total contract revenue	$4,157	$5,252	$4,983

Medicis

        In February 2011, the Company entered into a research and development agreement with Medicis to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company was primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company's proprietary boron chemistry platform. Under this agreement, the Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company's intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the agreement. Medicis also had an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis would assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis. On November 28, 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement, and on December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. Medicis was acquired by Valeant in December 2012. On October 27, 2013, as part of a settlement agreement related to arbitration on another unrelated matter, Valeant and the Company agreed, among other things, to settle the ongoing arbitration and litigation between the Company and Medicis. As part of the settlement agreement, the Medicis Agreement was terminated effective October 27, 2013 and all rights and intellectual property under the Medicis Agreement reverted back to the Company (see Note 7).

        Under the terms of the research and development agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company identified the deliverables within the arrangement as a license on the technology and on-going research and development activities. The Company concluded that the license was not a separate unit of accounting as it did not have stand-alone value to Medicis. As a result, the Company was recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of December 31, 2012, the Company had deferred revenue of $4.8 million related to the upfront fee.

        During 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the legal proceedings discussed above. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement in 2013 until the Company and Valeant entered into the settlement agreement on October 27, 2013, terminating the Medicis

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

Agreement. At that time, the Company recognized the remaining upfront fee of $4.8 million as contract revenue.

        Revenues recognized under this agreement related to the upfront payment were as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Contract revenue:
Amortization of upfront fee	$4,792	$1,167	$1,042

Total contract revenue	$4,792	$1,167	$1,042

MMV

        In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement (Amendment 1) to expand, and increase the funding for, the Company's malaria compound development activities. In addition, pursuant to Amendment 1, any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments at MMV's option. In September 2011, the Company and MMV further amended their research and development agreements (Amendment 2) to allow, among other things, the Company to grant GSK an option to sublicense certain malaria compounds on an exclusive worldwide basis upon the completion of a proof of concept clinical trial. Upon exercise of this option, GSK would assume sole responsibility for the further development and commercialization of the licensed compounds subject to the option, the Company would receive an option exercise payment from GSK and the Company would be obligated to pay MMV one-third of the option exercise payment (the MMV Option Exercise Payment). The Company would also be eligible to receive from GSK bonus payments, if certain regulatory events occur and if certain sales levels for a resulting malaria compound are achieved, and royalties on such sales of resulting products. Amendment 2 also obligates the Company to pay MMV one-third of any such bonus payments up to a maximum amount equal to the total amount paid by MMV to the Company pursuant to the research and development agreements between the Company and MMV less the MMV Option Exercise Payment. In November 2011, development of the initial lead candidate under the MMV collaboration was discontinued. None of the other compounds currently being evaluated are subject to the Malaria Option under the Company's Master Amendment with GSK.

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

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

8. License, Research, Development and Commercialization Agreements (Continued)

        MMV awarded the Company $0.6 million for 2012 research funding. In March 2013, the Company received an advance payment of $0.3 million for 2013 research funding in connection with the extension of the previous research agreement with MMV through December 2013. The Company has recognized revenue from the advance payments as the research and development activities are performed. As of December 31, 2013, the Company has no deferred revenue associated with its agreements with MMV.

        Revenues recognized under the MMV research and development agreements were as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Contract revenue:
Research and development funding	$301	$595	$2,312

Total contract revenue	$301	$595	$2,312

9. Redeemable Common Stock and Stockholders' Equity

Potentially Redeemable Common Stock

        In connection with the Research Agreement (see Note 8), the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with the Gates Foundation pursuant to which the Company issued 809,061 shares of its unregistered common stock at a purchase price of $6.18 per share. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC, which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of termination of the Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company (the Triggering Events), the Company will be obligated, among other remedies, to redeem for cash the Company's common stock purchased in connection with the Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. The redemption price per share would be the fair value per share of the Company's common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. In connection with both the Research Agreement and the Purchase Agreement, the Company and the Gates Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 7, Gates Foundation).

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

        The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

as of December 31, 2013. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registrations

        In December 2011, the Company filed a shelf registration statement on Form S-3 with the SEC (the First Shelf Registration). The First Shelf Registration was declared effective by the SEC and permitted the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants. In December 2012, the Company filed another shelf registration statement on Form S-3 with the SEC (the Second Shelf Registration). The Second Shelf Registration was declared effective by the SEC and permits the Company to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants. In August 2013, the Company filed an additional shelf registration statement on Form S-3 with the SEC (the Third Shelf Registration). The Third Shelf Registration was declared effective by the SEC and permits the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

Preferred Stock

        In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of its Initial Public Offering (IPO). As of December 31, 2013 and 2012, there was no preferred stock outstanding.

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

        On January 18, 2013, the Company entered into an equity distribution agreement (the Wedbush Agreement) with Wedbush Securities Inc. (Wedbush) under which the Company may, from time to

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

time, offer and sell its common stock having aggregate sales proceeds of up to $25.0 million through Wedbush (Wedbush) for resale. Sales of the Company's common stock through Wedbush, if any, will be made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush and may be made in sales deemed to be "at-the-market" equity offerings. Wedbush will use commercially reasonable efforts to sell the Company's common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company has also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through December 31, 2013.

        Under the terms of the Wedbush Agreement, the Company also may sell its common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. During 2013, the Company sold 401,500 shares of the Company's common stock under the Agreement for net proceeds to the Company of approximately $1.3 million, after deducting the underwriting discount and other offering costs, including commissions to Wedbush for such sales of approximately $27,000.

        On May 1, 2013, the Company issued and sold 3,599,373 shares of the Company's common stock pursuant to an underwriting agreement (the Underwriting Agreement) with Cowen and Company, LLC as representative of the several underwriters (the Underwriters) for the issuance and sale of up to 3,599,373 shares of the Company's common stock, including 469,483 shares issued to the Underwriters pursuant to a 30-day overallotment option. The price to the public in this offering was $6.39 per share, and the Underwriters purchased the shares from the Company pursuant to the Underwriting Agreement at a price of $6.0066 per share. The net proceeds to the Company from this offering, including the exercise of the overallotment option by the Underwriters, were approximately $21.3 million, after deducting the underwriting discount of $1.4 million and other offering expenses of $0.3 million.

Common Stock

        In November 2010, the Company amended and restated its certificate of incorporation to increase the authorized common stock to 100,000,000 shares upon the completion of the IPO of its common stock.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

        The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2013:

Warrants to purchase common stock	391,482
Options:
Outstanding under the 2010 Equity Incentive Plan	3,458,248
Outstanding under the 2001 Equity Incentive Plan	1,035,664
Available for future grants under the 2010 Equity Incentive Plan	1,244,812
Available for future issuance under the 2010 Employee Stock Purchase Plan	173,146

Total common stock reserved for future issuance	6,303,352

2010 Equity Incentive Plan

        In November 2010, the Company's board of directors approved the Company's 2010 Equity Incentive Plan (2010 Plan). The number of shares of common stock available for issuance under the 2010 Plan will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by an amount equal to 4% of the total number of shares outstanding on December 31st of the preceding calendar year, or a lesser number of shares of common stock as determined by the Company's board of directors. On January 1, 2014, 2013 and 2012, automatic increases of 1,661,769, 1,423,625 and 1,127,765 shares, respectively, were added to the 2010 Plan. The 2010 Plan provides for the new issuance of common stock of the Company upon the exercise of stock options. The maximum number of all shares that may be issued under the 2010 Plan as of December 31, 2013 is 5,738,724 shares. As of December 31, 2013, the Company had 1,244,812 shares of common stock available for future grants under the 2010 Plan.

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

2010 Employee Stock Purchase Plan

        The Company's board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) in November 2010, and the Company's stockholders approved the ESPP in November 2010. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year for ten years commencing on January 1, 2012 by the least of (i) 1% of the

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

total number of shares outstanding on December 31st of the preceding calendar year, (ii) 80,000 shares or (iii) the number of shares of common stock as determined by the Company's board of directors. On January 1, 2014, 2013 and 2012, respectively, automatic increases of 80,000 shares each were added to the ESPP. The ESPP permits eligible employees to purchase common stock at a discount by contributing, normally through payroll deductions, up to 10% of their base compensation during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the first date of an offering period or 85% of the fair value of the common stock on the date of purchase. Through December 31, 2013, the Company has issued 236,854 shares of the Company's common stock through purchases under the ESPP. As of December 31, 2013, there were 173,146 shares available for future issuance under the ESPP.

2001 Equity Incentive Plan

        In connection with the Company's IPO, no further options or stock purchase rights were granted under the 2001 Plan. Any shares remaining for issuance under the 2001 Plan as of the IPO date became available for issuance under the 2010 Plan. All outstanding stock awards granted under the 2001 Plan will remain subject to the terms of the 2001 Plan; however, shares that expire, terminate or are forfeited prior to exercise or settlement of such shares become available for issuance under the 2010 Plan. As of December 31, 2013, there were 1,035,664 shares of common stock reserved for future issuance upon the exercise of options granted under the 2001 Plan.

        Under the 2001 Plan, the board of directors was authorized to grant options or stock purchase rights to employees, directors and consultants. Options granted were either incentive stock options or nonstatutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and nonstatutory options could be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options granted to employees vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years. Options granted under the 2001 Plan expire no later than ten years after the date of grant. The 2001 Plan provides for the new issuance of common stock of the Company upon the exercise of stock options. As of December 31, 2013 and 2012, there were no shares subject to repurchase by the Company.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity:

	Shares Available for Grant	Outstanding Options Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	932,670	1,943,252	$4.69	6.7	$3,111
Additional shares authorized for grant	1,200,000		—
Options granted	(1,353,275)	1,353,275	$6.97
Options exercised	—	(152,369)	$0.66		$852
Options canceled	152,484	(152,484)	$7.08

Balance as of December 31, 2011	931,879	2,991,674	$5.81	7.6	$3,156
Additional shares authorized for grant	1,127,765		—
Options granted	(1,160,516)	1,160,516	$5.54
Options exercised	—	(49,917)	$1.00		$211
Options canceled	190,091	(190,091)	$6.56

Balance as of December 31, 2012	1,089,219	3,912,182	$5.75	7.3	$2,045
Additional shares authorized for grant	1,423,625		—
Options granted	(1,559,770)	1,559,770	$7.42
Options exercised	—	(686,302)	$3.45		$7,037
Options canceled	291,738	(291,738)	$6.40

Balance as of December 31, 2013	1,244,812	4,493,912	$6.64	7.6	$45,575

As of December 31, 2013:
Options vested and expected to vest		4,380,322	$6.61	7.6	$44,537
Exercisable		2,314,881	$6.25	6.5	$24,383

        The aggregate intrinsic value of options outstanding as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the Company's common stock closing price for the 4,467,112 shares that had exercise prices that were lower than the closing stock price of $16.78 as of December 31, 2013. The weighted-average fair values of options granted to employees and the Company's nonemployee directors in 2013, 2012 and 2011 were $5.20, $3.65 and $4.64 per share, respectively.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

        Stock options by exercise price as of December 31, 2013 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.60 - $5.00	452,475	5.4	$3.94	385,157	$3.81
$5.11 - $5.57	259,350	8.7	$5.25	174,435	$5.27
$5.59	727,548	8.2	$5.59	341,894	$5.59
$5.65 - $6.81	170,362	7.7	$6.48	113,063	$6.62
$6.92	820,858	7.3	$6.92	586,767	$6.92
$6.96	1,147,720	9.3	$6.96	—	$—
$7.08 - $7.55	654,289	5.0	$7.35	649,001	$7.35
$9.05 - $11.80	144,510	8.1	$10.14	64,564	$9.05
$12.49	90,000	9.9	$12.49	—	$—
$16.96	26,800	10.0	$16.96	—	$—

	4,493,912	7.6	$6.64	2,314,881	$6.25

Stock-Based Compensation

        The Company estimates the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex assumptions to determine the fair value of stock- based awards. Since the Company has been a public company for only slightly more than three years, sufficient relevant historical data does not yet exist to support the volatility of the Company's common stock prices or the expected term of its stock options. Therefore, the Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to determine a reasonable estimate of its expected volatility. In addition, the Company has opted to use the simplified method for estimating the expected term of options granted to employees.

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

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

        The fair values for stock options granted (estimated at the date of grant) to employees and the Company's nonemployee directors and the fair value of ESPP stock purchase rights granted in 2013, 2012 and 2011 were estimated using the Black- Scholes valuation model with the following assumptions:

	Year Ended December 31
	2013		2012		2011
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	78% - 84%	51% - 87%	75% - 81%	68% - 82%	74% - 77%	47% - 88%
Weighted-average expected life (in years)	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.1 - 2.2
Risk-free interest rate	0.9% - 1.9%	0.1% - 0.4%	0.7% - 1.3%	0.1% - 0.2%	1.2% - 2.6%	0.0% - 0.6%

        Based on the assumptions used in the Black-Scholes valuation model for ESPP, the weighted-average estimated fair values of employee stock purchase rights granted under the ESPP in 2013, 2012 and 2011 were $2.00, $2.68 and $2.85, respectively.

        Employee stock-based compensation expense recognized in 2013, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Research and development	$2,770	$1,973	$2,594
General and administrative	1,963	1,629	1,810

Total	$4,733	$3,602	$4,404

        As of December 31, 2013, the Company had $8.3 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.4 years and 0.5 years, respectively.

Stock Options Granted to Nonemployee Advisors

        During 2013, 2012 and 2011, the Company granted nonemployee advisors 27,000, 59,975 and 51,400 option shares, respectively, to purchase common stock. Grants to nonemployee advisors do not include grants made to the Company's nonemployee directors for their board-related services. Stock-based compensation expense related to stock options granted to nonemployee advisors is recognized as the stock options vest. The stock-based compensation expense related to nonemployee advisors will fluctuate as the fair value of the Company's common stock fluctuates. The Company believes that the fair values of the stock options are more reliably measurable than the fair values of the services received. The fair values of nonemployee advisor options in 2013, 2012 and 2011 were estimated using the Black-Scholes valuation model with the following weighted-average assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date; risk-free rate is

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

9. Redeemable Common Stock and Stockholders' Equity (Continued)

based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and an average volatility ranging from 72% to 81%. The Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to estimate volatility.

10. Common Stock Warrants

        On June 7, 2013, the Company entered into a loan and security agreement with Hercules. In connection with this agreement, the Company issued warrants to Hercules to purchase 528,375 shares of its common stock at an exercise price of $5.11 per share (the Warrants). The Warrants were immediately exercisable and eligible to be exercised on a cashless basis. The Warrants were net exercised on a cashless basis in December 2013, resulting in the issuance of 361,995 shares of the Company's common stock.

        In connection with its debt financings prior to its IPO, the Company issued warrants to purchase convertible preferred stock (Warrants #2 and #3). In connection with the closing of the Company's IPO in November 2010, the preferred stock warrants automatically converted into common stock warrants. In connection with the 2011 and 2012 debt borrowings, the Company issued additional common stock warrants to purchase common stock of the Company (Warrants #4, #5 and #6) (see Note 6).

        As of December 31, 2013, the following common stock warrants were issued and outstanding:

Warrant	Shares Subject to Warrants	Exercise Price per Share	Expiration
Warrant #2	97,109	$8.65	May 2015
Warrant #3	40,623	$16.936	January 2017
Warrant #4	80,527	$6.83	March 2018
Warrant #5	88,997	$6.18	December 2018
Warrant #6	84,226	$6.53	September 2019

Total warrants	391,482

11. 401(k) Plan

        The Company sponsors a 401(k) Plan to which eligible employees may elect to contribute, on a pretax basis, subject to certain limitations. The Company does not match any employee contributions.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes

        The components of the provision for income taxes are as follows:

	Year Ended December 31
	2013	2012	2011
Current:
Federal	$1,706	$—	$—
State	—	—	—

	$1,706	$—	$—

        The provision for income taxes for the year ended December 31, 2013 resulted solely from Federal alternative minimum taxes on the portion of the Company's 2013 alternative minimum taxable income that could not be offset by prior years' alternative minimum tax loss carryforwards. The Company had alternative minimum taxable income in 2013 primarily as a result of the income from the settlement with Valeant.

        A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31
	2013	2012	2011
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.7)	4.6	6.1
Stock-based compensation	0.3	(1.0)	(1.4)
Research and development credits	1.1	—	2.6
Change in valuation allowance	(28.9)	(37.7)	(40.5)
Other	(1.5)	0.1	(0.8)

	4.3%	0.0%	0.0%

        On January 2, 2013, legislation was enacted retroactively extending the federal research credits for the 2012 tax year. Because the retroactive extension of the research credit was not enacted on or before December 31, 2012, the Company could not include the 2012 federal research credit in its 2012 provision. The 2012 federal research credit amount was appropriately included in the Company's 2013 provision.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets:
Federal and state net operating losses	$46,889	$75,863
Federal and state research and development credit carryforwards	10,058	7,381
Federal alternative minimum tax credit carryforward	1,706	—
Deferred revenues	172	2,119
Stock-based compensation	3,534	2,636
Other	2,126	1,470

Total deferred tax assets	64,485	89,469
Valuation allowance	(64,485)	(89,469)

Net deferred tax assets	$—	$—

        Prior to 2013, the Company had incurred tax losses in every year since its inception and its 2013 taxable income was primarily due to the non-recurring income from its settlement with Valeant. Due to the Company's lack of a consistent earnings history, the deferred assets have been fully offset by a valuation allowance as of December 31, 2013 and 2012. The (decrease) increase in the valuation allowance on the deferred tax assets was $(25.0) million, $21.1 million and $19.4 million for 2013, 2012 and 2011, respectively.

        As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $105.3 million and $190.0 million, respectively. These federal and state carryforwards will begin to expire in the years 2021 and 2014, respectively. Approximately $1.3 million of the net operating loss carryforwards relates to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. The Company also had federal research and development tax credit carryforwards of approximately $9.1 million, which expire beginning in 2024 if not utilized. In addition, state research and development tax credit carryforwards of approximately $5.2 million will carry over indefinitely.

        Internal Revenue Code Section 382 places a limitation (the Section 382 Limitation) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally, a greater than 50% change in ownership). Typically, after a control change, a company cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these changes in ownership provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company determined that a change in control, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2013. The computed Section 382 Limitation that resulted from the 2010 ownership change is not expected to prevent the Company from utilizing its net operating losses prior to their expiration if the Company can generate sufficient taxable income to do so in the future.

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

        As of December 31, 2013 and 2012, the Company had approximately $2.9 million and $2.2 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

        The activity related to unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31
	2013	2012
Balance at the beginning of the year	$2,160	$1,975
Additions based on tax positions related to current year	367	185
Additions for tax positions of prior years	343	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at the end of the year	$2,870	$2,160

        If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2013, there has been no interest expense or penalties related to unrecognized tax benefits. The tax years 2001 through 2013 remain open to examination by one or more major taxing jurisdictions to which the Company is subject. There are no income tax examinations currently in progress.

13. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

Selected Quarterly Data:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$1,708	$3,424	$3,611	$8,485
Net income (loss)	(15,078)	(14,096)	(16,809)	130,748
Basic net income (loss) per share	(0.42)	(0.36)	(0.41)	3.19
Diluted net income (loss) per share	(0.42)	(0.36)	(0.41)	3.01

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$2,417	$2,562	$2,473	$3,288
Net income (loss)	(14,327)	(14,840)	(14,444)	(12,476)
Basic and diluted net loss per share	(0.48)	(0.47)	(0.46)	(0.36)

Anacor Pharmaceuticals, Inc.

Notes to Financial Statements (Continued)

13. Quarterly Financial Data (Unaudited) (Continued)

        Net income (loss) per share amounts for the 2013 and 2012 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (framework 1992) (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management's assessment with our Audit Committee. The Company's independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited Anacor Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("the COSO criteria"). Anacor Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Anacor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 financial statements of Anacor Pharmaceuticals, Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 17, 2014

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2013.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled "Directors and Corporate Governance" in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled "Executive Officers of the Company" in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 17th day of March 2014.

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

Signature	Title	Date

/s/ DAVID P. PERRY David P. Perry	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
/s/ PAUL L. BERNS Paul L. Berns	Chairman of the Board of Directors	March 17, 2014
/s/ ANDERS D. HOVE, M.D. Anders D. Hove, M.D.	Director	March 17, 2014

Signature	Title	Date

/s/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 17, 2014
/s/ MARK LESCHLY Mark Leschly	Director	March 17, 2014
/s/ WILLIAM J. RIEFLIN William J. Rieflin	Director	March 17, 2014
/s/ LUCY SHAPIRO, PH.D. Lucy Shapiro, Ph.D.	Director	March 17, 2014

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2(2)	Form of the Registrant's Common Stock Certificate.

4.3(i)(2)	Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.

4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors' Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.

4.4	Reserved.

4.5(14)	Common Stock Purchase Warrant issued to OTA, LLC, dated April 22, 2013.

4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.

4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.

4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.

4.9(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.

4.10(9)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.

4.11(5)	Form of Senior Debt Indenture.

4.12(5)	Form of Subordinated Debt Indenture.

4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.

4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.

4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.

4.16(9)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.

4.17(9)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.

4.18(9)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.

4.19(10)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.

4.20(10)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.

4.21(12)	Common Stock Purchase Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.

Exhibit Number	Description
4.22(14)	Warrant Agreement issued June 7, 2013 to Hercules Technology Growth Capital, Inc.

4.23(14)	Warrant Agreement issued June 7, 2013 to Hercules Technology III, L.P.

4.24(15)	Form of Indenture.

10.1(2)+	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2(2)+	Anacor Pharmaceuticals, Inc. 2001 Equity Incentive Plan, as amended, and forms of agreement thereunder.

10.3(6)+	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.

10.4(2)+	Anacor Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan.

10.5(2)+	Anacor Pharmaceuticals, Inc. Employee Bonus Plan.

10.6(2)+	Letter Agreement between the Registrant and Kirk R. Maples, Ph.D., dated as of August 1, 2002.

10.7(2)+	Letter Agreement between the Registrant and David P. Perry, dated as of November 21, 2002, and amendment thereto, dated as of August 30, 2005.

10.8(2)+	Letter Agreement between the Registrant and Jacob J. Plattner, Ph.D., dated as of October 21, 2003.

10.9(2)+	Letter Agreement between the Registrant and Irwin Heyman, Ph.D., dated as of December 16, 2005.

10.10(2)+	Letter Agreement between the Registrant and Geoffrey M. Parker, dated as of September 10, 2010.

10.11(2)+	Consulting Agreement between the Registrant and Geoffrey M. Parker, dated as of December 8, 2009 and amendments thereto, dated effective as of April 9, 2010 and July 10, 2010.

10.12(i)(2)	Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of October 1, 2005, and amendments thereto, dated effective as of October 1, 2007 and January 1, 2010.

10.12(ii)(9)	Amendment 3 to Advisory Board Agreement between the Registrant and Lucy Shapiro, Ph.D., dated effective as of January 1, 2012.

10.13(2)+	Form of Change of Control and Severance Agreement for Senior Vice Presidents of the Registrant, and amendment thereto.

10.14(2)+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, and amendment thereto.

10.15(9)+	Form of Change of Control and Severance Agreement for Vice Presidents of the Registrant, adopted August 2011.

10.16(2)	Change of Control Agreement between the Registrant and Stephen J. Benkovic, Ph.D., dated as of September 28, 2006.

10.17(2)	Change of Control Agreement between the Registrant and Lucy Shapiro, Ph.D., dated as of October 25, 2006.

Exhibit Number	Description
10.18(2)+	Change of Control and Severance Agreement between the Registrant and David P. Perry, dated as of August 21, 2007, and amendment thereto, dated as of December 30, 2008.

10.19(i)(2)	Lease between Balzer Family Investments, L.P. (formerly HDP Associates, LLC) and the Registrant, dated as of October 16, 2002, and amendments thereto, dated as of January 21, 2003, August 1, 2005, September 23, 2008, March 31, 2009 and September 30, 2010.

10.19(ii)(7)	Fifth Amendment to the Lease Between Balzer Family Investments, L.P. (formerly HDP Associates, LLC) and the Registrant, dated October 4, 2011.

10.20(i)(2)	Lease between California Pacific Commercial Corporation and the Registrant, dated as of October 5, 2007.

10.20(ii)(14)	First Amendment to Lease between the Registrant and California Pacific Commercial Corporation, dated as of May 15, 2013.

10.21(2)	Loan and Security Agreement No. 5251 between Lighthouse Capital Partners V, L.P. and the Registrant, dated as of June 30, 2006, and amendments thereto dated as of February 26, 2008, May 1, 2008 and January 23, 2010.

10.22(i)(2)†	Research and Development Collaboration, Option and License Agreement between GlaxoSmithKline LLC and the Registrant, dated as of October 5, 2007, and amendments thereto, dated as of December 15, 2008, May 20, 2009 and July 21, 2009.

10.22(ii)(7)†	Master Amendment to Research and Development Collaboration, Option and License Agreement, between the Registrant and GlaxoSmithKline, LLC, dated September 2, 2011.

10.23(i)(2)†	Collaborative Research, License & Commercialization Agreement between Eli Lilly and Company and Registrant, dated as of August 25, 2010.

10.23(ii)(14)†	Amendment No. 1 to Collaborative Research, License and Commercialization Agreement between the Registrant and Eli Lilly and Company, dated as of October 25, 2012.

10.24	Reserved

10.25(i)(3)	Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of March 18, 2011.

10.25(ii)(9)	First Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC and Horizon Technology Finance Corporation, dated as of December 28, 2011.

10.26(13)+	2012 Total Bonus Payment, 2013 Base Salaries and 2013 Cash Incentive Bonus Targets for Named Executive Officers.

10.27(i)(11)	Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated January 18, 2013.

10.27(ii)(11)	Amendment No. 1 to Equity Distribution Agreement, by and between the Registrant and Wedbush Securities Inc., dated March 4, 2013.

10.28(2)+	Letter Agreement between the Registrant and Lee T. Zane, M.D., dated as of November 30, 2007.

Exhibit Number	Description
10.29(11)+	Letter Agreement between the Registrant and Sanjay Chanda, Ph.D., dated as of December 14, 2007.

10.30(14)†	Research Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.

10.31(i)(14)†	Loan and Security Agreement among the Registrant, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., dated as of June 7, 2013.

10.31(ii)	First Amendment to Loan and Security Agreement among the Registrant, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., dated as of December 4, 2013.

10.32(16)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.

10.33††	Settlement Agreement between Valeant Pharmaceuticals International, Inc., Dow Pharmaceutical Sciences, Inc. and the Registrant, dated as of October 27, 2013.

10.34(i)††	Award/Contract between Defense Threat Reduction Agency and the Registrant, dated as of October 16, 2013.

10.34(ii)	Amendment of Solicitation/Modification of Contract between Defense Threat Reduction Agency and the Registrant, dated as of November 6, 2013.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(17)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following materials from Anacor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets as of December 31, 2013 and 2012, (ii) the Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Statements of Redeemable Common Stock and Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Financial Statements.

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

(12)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2013, and incorporated herein by reference.

(13)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 15, 2013, and incorporated herein by reference.

(14)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 on August 9, 2013, and incorporated herein by reference.

(15)
Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-190819), effective September 23, 2013, and incorporated herein by reference.

(16)
Filed as an exhibit to the Registrant's Current Report on Form 8-K on February 10, 2014, and incorporated herein by reference.

(17)
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