Form 10-Q
period 2014-03-31
Anacor Pharmaceuticals, Inc.
filed 2014-05-12
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, there were 41,911,578 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2014	2013 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,792	$114,755
Short-term investments	117,269	35,574
Restricted investments, short-term	1,111	1,475
Contract receivable	2,677	1,324
Prepaid expenses and other current assets	4,074	2,286
Total current assets	139,923	155,414
Long-term investments	10,456	11,856
Restricted investments, long-term	3,109	3,155
Property and equipment, net	1,512	1,458
Other assets	1,921	282
Total assets	$156,921	$172,165

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,847	$4,708
Accrued liabilities	9,017	8,431
Income taxes payable	—	1,706
Notes payable	1,763	—
Deferred revenue	542	1,115
Deferred rent	281	269
Total current liabilities	18,450	16,229
Notes payable, less current portion	26,470	28,018
Deferred revenue, less current portion	209	315
Deferred rent, less current portion	1,149	1,219
Commitments and contingencies

Redeemable common stock	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	41	41
Additional paid-in capital	257,247	251,839
Accumulated other comprehensive income (loss)	21	(2)
Accumulated deficit	(151,618)	(130,446)
Total stockholders’ equity	105,691	121,432
Total liabilities and stockholders’ equity	$156,921	$172,165

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Contract revenue	$4,158	$1,708
Total revenues	4,158	1,708

Operating expenses:
Research and development	15,935	11,159
General and administrative	8,328	4,716
Total operating expenses	24,263	15,875

Loss from operations	(20,105)	(14,167)
Interest income	64	14
Interest expense	(1,089)	(911)
Other expense	(42)	(14)
Net loss	$(21,172)	$(15,078)
Net loss per share — basic and diluted	$(0.51)	$(0.42)
Weighted-average number of common shares used in calculating net loss per share — basic and diluted	41,739,272	35,846,287

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)

Net loss	$(21,172)	$(15,078)
Change in unrealized gain (loss) on investments	23	2
Comprehensive loss	$(21,149)	$(15,076)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(21,172)	$(15,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	139
Amortization of debt discount and debt issuance costs	257	164
Stock-based compensation	4,736	759
Amortization of premium on investments	295	101
Accrual of final payment on notes payable	—	190
Changes in assets and liabilities:
Contract receivable	(1,353)	623
Prepaid and other current assets	(1,791)	44
Other assets	(1,677)	(242)
Accounts payable	2,139	1,591
Accrued liabilities	585	460
Income taxes payable	(1,706)	—
Deferred revenue	(679)	(798)
Deferred rent	(58)	(9)
Net cash used in operating activities	(20,316)	(12,056)

Investing activities
Transfers from restricted investments, net	409	—
Purchases of investments	(98,599)	(5,017)
Maturities of investments	18,033	19,270
Acquisition of property and equipment	(162)	(25)
Net cash (used in) provided by investing activities	(80,319)	14,228

Financing activities
Proceeds from the sale of common stock, net of issuance costs	—	1,278
Principal payments on notes payable	—	(2,491)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	672	253
Net cash provided by (used in) financing activities	672	(960)

Net (decrease) increase in cash and cash equivalents	(99,963)	1,212
Cash and cash equivalents at beginning of period	114,755	10,335
Cash and cash equivalents at end of period	$14,792	$11,547

Supplemental disclosure of cash flow information
Cash paid for interest	$874	$591
Cash paid for income taxes	$1,800	$—

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s two lead product candidates are topically administered dermatologic compounds—Kerydin (which is known generically as tavaborole and was formerly known as AN2690), a topical antifungal in development for the potential treatment of mild-to-moderate onychomycosis, and AN2728, an anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. The Company submitted a New Drug Application (NDA) for Kerydin in July 2013, which was accepted for review by the United States Food and Drug Administration (FDA) in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014. The Company held an End of Phase 2 meeting with the FDA for AN2728 in atopic dermatitis in the first quarter of 2014 and recently initiated Phase 3 studies in atopic dermatitis. In addition to its two lead programs, the Company has three other wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to Kerydin and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline, LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and substantially all rights to this compound reverted to the Company. The Company is currently considering its options for further development, if any, of AN3365. The Company has discovered three other compounds that it has out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly) for the treatment of an animal health indication, a second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GSK for development in tuberculosis (TB). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

Since inception, the Company has not generated revenue from product sales and, as of March 31, 2014, has an accumulated deficit of $151.6 million. The Company may require substantial additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates and commercialization activities in anticipation of FDA approval of Kerydin. While management believes that the Company’s existing capital resources will be sufficient to meet its anticipated operating requirements for at least the next twelve months, the Company may also elect to finance its future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement to complete the development and potential commercialization of Kerydin and fund its other research and development activities.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed consolidated financial statements for the interim periods presented. The December 31, 2013 balance sheet is derived from the audited financial statements for the year ended December 31, 2013 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim period or for any future year.

The condensed consolidated financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2014.

The Company’s significant accounting policies are more fully described in Note 2 of the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Anacor IP Holdings, Ltd., which was incorporated in the Cayman Islands on October 1, 2013. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals, accrued compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Unless restricted, investments with a maturity date of more than three months, but less than twelve months, from the date of purchase are considered short-term investments and are classified as current assets. Long-term investments have contractual maturities at the date of purchase of over one but less than two years and are classified as noncurrent assets until such time as the time to maturity becomes one year or less, at which time they are reclassified to short-term investments. The Company’s investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available for sale securities sold is based on the specific-identification method. Restricted investments are classified as a current or noncurrent asset based upon the terms of the relevant contract and, in some cases, management’s estimate of when the restrictions will be eliminated.

Under its facility lease agreements, the Company is required to secure letters of credit. As of both March 31, 2014 and December 31, 2013, the Company had approximately $0.2 million of long-term restricted investments to secure these letters of credit.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at March 31, 2014 and December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company’s cash and cash equivalents, short-term investments, long-term investments and restricted investments are held by two financial institutions that management believes are of high credit quality.  Such deposits may, at times, exceed federally insured limits. At March 31, 2014 and December 31, 2013, approximately 79% and 93%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. At March 31, 2014 and December 31, 2013, approximately 98% and 100%, respectively, of the Company’s short-term investments, long-term investments and restricted investments were held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash and cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

The Company’s revenues consist primarily of contract revenues from a research agreement with The Bill and Melinda Gates Foundation (Gates Foundation), a collaboration agreement with Lilly and a contract with the United States Department of Defense, Defense Threat Reduction Agency (DTRA). Collaborators, including GSK and Lilly, have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results.

Contract revenues from collaborators and government contracts that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Gates Foundation	40%	—
Lilly	29%	65%
DTRA	23%	—
GSK	*	21%

*    less than 10% of total revenue

Contract Receivables

At March 31, 2014 and December 31, 2013, the contract receivable included $1.4 million and $0.5 million, respectively, due from DTRA (see Note 7), $0.8 million and $0.0 million, respectively, in research and collaboration funding due from Lilly (see Note 7), $0.1 million and $0.7 million, respectively, due from GSK (see Note 7), and $0.3 million and $0.1 million, respectively, due from other contracts.

The Company’s contract receivable is primarily composed of amounts due under collaboration agreements and government contracts and the Company believes that the credit risks associated with these parties are not significant. During the three months ended March 31, 2014, the Company has not written-off any contract receivable and, accordingly, does not have an allowance for doubtful accounts as of March 31, 2014.

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

For arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company.  Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed consolidated balance sheets and are recognized as contract revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

Payments resulting from the Company’s efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded gross because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the condensed consolidated statements of operations and the revenues recognized from such activities approximate these costs.

For certain contingent payments under research or development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to the Company’s nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based option awards and uses the straight-line (single-option) method for expense attribution. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based performance stock options and restricted stock units. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common shares. Diluted net loss per share includes the effect of all potential common shares, consisting only of stock options, restricted stock units and warrants outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options, restricted stock units and warrants are considered to be potential common shares and, for each period presented in these financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net loss per share
Numerator:
Net loss	$(21,172)	$(15,078)
Denominator:
Weighted-average number of common shares used in calculating net loss per share—basic and diluted	41,739,272	35,846,287
Net loss per share—basic and diluted	$(0.51)	$(0.42)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options and restricted stock units	6,022,811	3,867,106
Warrants to purchase common stock	125,206	451,597
	6,148,017	4,318,703

Recent Accounting Pronouncements

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance as of January 1, 2014 and its adoption did not have an effect on the Company’s financial statements.

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

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

March 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$11,725	$—	$—	$11,725
Federal agency securities	Level 2	128,702	32	(10)	128,724
Commercial paper	Level 2	2,999	—	—	2,999
Corporate debt securities	Level 2	3,067	—	(1)	3,066
Total available for sale securities		$146,493	$32	$(11)	$146,514
Classified as:
Cash and cash equivalents					$14,791
Short-term investments					117,269
Restricted investments, short-term					1,111
Long-term investments					10,456
Restricted investments, long-term					2,887
Total available for sale securities					$146,514

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$107,253	$—	$—	$107,253
Federal agency securities	Level 2	59, 341	2	(4)	59,339
Total available for sale securities		$166,594	$2	$(4)	$166,592
Classified as:
Cash and cash equivalents					$114,755
Short-term investments					35,574
Restricted investments, short-term					1,475
Long-term investments					11,856
Restricted investments, long-term					2,932
Total available for sale securities					$166,592

All cash equivalents, short-term investments and short-term restricted investments held at March 31, 2014 and December 31, 2013 had maturities as of these dates of less than one year. Long-term investments and long-term restricted investments had maturities as of these dates of more than one but less than two years.

None of the available for sale securities held as of March 31, 2014 have been in a continuous unrealized loss position for more than one year. As of March 31, 2014, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three months ended March 31, 2014 and 2013.

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

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

•                  Level 1—Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis;

•                  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are either directly or indirectly observable; and

•                  Level 3—Unobservable inputs that reflect the management’s assumptions and best estimate of inputs that market participants would use in pricing the asset or liability at the reporting date.

During the three months ended March 31, 2014 and March 31, 2013, there were no transfers between Level 1 and Level 2 financial assets. At March 31, 2014 and December 31, 2013, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. U.S. treasury securities, federal agency securities, commercial paper and corporate debt securities (Level 2) are valued using third party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)

Accrued compensation	$2,189	$3,321
Accrued preclinical study and clinical trial costs	4,354	2,799
Other	2,474	2,311
Total accrued liabilities	$9,017	$8,431

5. Commitments and Contingencies

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

The Company has certain agreements with contract research organizations with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third party claims. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

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

The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million was available to the Company at its discretion and the third tranche is available to the Company upon confirmation of the FDA approval of the Kerydin NDA. The Company elected not to draw the second tranche of $10.0 million and the option to do so expired on December 5, 2013. The third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of Kerydin. The interest rate applicable to each tranche is a variable rate based upon the greater of either (i) 11.65% or (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. Payments under the Loan Agreement are interest only until January 1, 2015 (or if the FDA approves Kerydin on or before December 15, 2014, the interest only period is extended to July 1, 2015), followed by equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2017.

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

The Warrants were net exercised on a cashless basis in December 2013, resulting in the issuance of 361,995 shares of the Company’s common stock to Hercules. The par value of the shares issued was reclassified from additional paid-in capital to common stock.

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

Future payments as of March 31, 2014 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2014	$2,669
2015	13,890
2016	13,890
2017	7,029
Total minimum payments	37,478
Less amount representing interest	(7,478)
Notes payable, gross	30,000
Unamortized discount on notes payable	(1,767)
28,233
Less current portion of notes payable, including unamortized discount	(1,763)
Notes payable, less current portion	$26,470

The Company recorded interest expense related to all borrowings of $1.1 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Included in interest expense for these periods was $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2014 and 2013, for the amortization of the financing fees and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts, is 16.56%.

7. License, Research, Development and Commercialization Agreements

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

Revenues recognized under the research agreement were as follows (in thousands):

Three Months Ended March 31, 2014
(unaudited)
Contract revenue:
Research and development funding	$968
Total contract revenue	$968

Gates Foundation

On April 5, 2013, the Company entered into a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB) (the Research Agreement). Under the Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term (the Research Funding) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company is also responsible for creating, during the first 18 months following execution of the Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the Library). Once the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the Library Access Services) for the subsequent five-year period.

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

In connection with the Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds)  (see Note 8). In addition, in connection with both the Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its March 31, 2014 condensed consolidated balance sheet, the Company classified $2.9 million of the Stock Proceeds as noncurrent restricted investments and $1.0 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.1 million, as current restricted investments.

The Company evaluated the Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables: the research activities, the 5-year library access and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration was allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company’s condensed consolidated balance sheets.

The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. As of March 31, 2014, the Company has deferred revenue of $0.1 million related to the unspent Advance Funds and $0.5 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Research Agreement were as follows (in thousands):

Three Months Ended March 31, 2014
(unaudited)
Contract revenue:
Amortization of Pre-Contract Reimbursements	$71
Reimbursement for research costs	1,598
Total contract revenue	$1,669

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 (the Amendment Fee) and was eligible to receive additional milestone payments, bonus payments and research funding as described below, all of which, if earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company.

The Master Amendment added a new program for TB, pursuant to which GSK funded the Company’s TB research activities through to candidate selection. Once TB compounds met specified candidate selection criteria, GSK had the option to license such compounds and, upon exercise of such an option, would become responsible for all further development and commercialization of such compounds.

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

On October 5, 2013, the research period under the agreement with GSK expired, except with respect to the TB program. The Company continues to work with GSK on the TB program. As of March 31, 2014, the Company has no deferred revenue associated with the GSK agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Contract revenue:
Reimbursement for research and patent costs	$34	$358
Total contract revenue	$34	$358

Lilly

In August 2010, the Company entered into a research agreement with Lilly under which the companies will collaborate to discover products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which it had been recognizing over the expected four-year research term on a straight-line basis. The research funding agreement allowed for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that has a duration dependent on whether the notice is delivered prior to the first regulatory approval of a product under the agreement or thereafter.

In January 2014, Lilly notified the Company of the termination of the research term of the research agreement. As a result, the Company revised the expected research term to end in April 2014, approximately five months earlier than estimated under the agreement. The remainder of the agreement remains in effect and Lilly retained its exclusive rights to the development of the compound selected.

From August 2010 through March 31, 2014, the Company has received $10.7 million in research funding under this agreement. The termination of the funding for the research agreement becomes effective 90 days after the Company’s receipt of the termination notice discussed above, and ends Lilly’s obligation to make quarterly research payments.

In 2011 and 2012, Lilly licensed certain selected development compounds from the Company and the Company was eligible to receive additional payments upon the occurrence of specified development and regulatory events for these compounds. The Company has determined that none of these contingent payments are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. In September 2013, Lilly notified the Company that it was ceasing further development of one of the two previously licensed compounds; Lilly has granted the Company a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents.

As of March 31, 2014, the Company has deferred revenue of $30,000 related to the upfront fee and $50,000 related to the research term funding.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Contract revenue:
Amortization of upfront fee	$450	$219
Research funding	750	885
Total contract revenue	$1,200	$1,104

MMV

In March 2011, the Company entered into a three-year development agreement with MMV to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement to, among other things, specify that any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option.  In January 2014, the research agreement was amended and extended through December 31, 2014. Under the amended agreement, MMV will no longer make advance payments to the Company and will now reimburse the Company quarterly in arrears for expenses incurred.

As of March 31, 2014, the Company had no deferred revenue associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreement were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Contract revenue:
Research and development funding	$106	$76
Total contract revenue	$106	$76

8. Potentially Redeemable Common Stock and Stockholders’ Equity

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

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of March 31, 2014. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registration

In August 2013, the Company filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration). The Shelf Registration was declared effective by the SEC and permits the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

Preferred Stock

In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of its Initial Public Offering (IPO). As of March 31, 2014 and December 31, 2013, there was no preferred stock outstanding.

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Research and development	$1,085	$425
General and administrative (1)	3,651	334
Total	$4,736	$759

(1)    Includes $3.0 million of expense for modification of former Chief Executive Officer’s (CEO) options upon resignation. See discussion of Stock Option Modification below.

For the three months ended March 31, 2014, the Company issued 143,824 shares of the Company’s common stock and received approximately $0.5 million in cash from the exercise of stock options. For the three months ended March 31, 2014, there were 1,430,628 stock options granted, which included 100,000 performance stock options granted to the Company’s new CEO and 12,828 stock option granted to nonemployee advisors for the purchase of common stock. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options, other than performance options, granted to employees was $14.07 for the three months ended March 31, 2014.

At March 31, 2014, there were outstanding stock options to purchase 5,600,811 shares of the Company’s common stock. At March 31, 2014, the Company had $28.4 million and $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 3.1 years and 0.5 years, respectively. For the three months ended March 31, 2014, there were 43,063 shares of the Company’s common stock purchased under the ESPP.

Stock Option Modification

In connection with the former CEO’s resignation, the Company’s board of directors approved an additional 18 months of vesting of his unvested stock options, or 223,542 stock options. These stock options would have otherwise expired unvested upon termination. The Company’s board of directors also approved the extension of the post-termination period from three months to six months for the exercise of his vested stock options. As a result of these modifications, the Company recorded a one-time stock-based compensation expense of $3.0 million for the incremental value of the vested stock options and the extension of the post-termination exercise period.

Restricted Stock Units (RSUs), Market-based Performance Restricted Stock Units (PRSUs) and Market-based Performance Stock Options (PSOs)

During the three months ended March 31, 2014, the Company began issuing service-based RSUs and market-based PRSUs and PSOs. RSUs are independent of stock option grants and are typically subject to vesting restrictions based on either time-based or performance-based conditions. RSUs cannot be transferred, and until they vest, shares are subject to forfeiture if employment terminates prior to the release of the vesting restrictions. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based performance stock grants.

•                  One-fourth of the service-based RSUs will vest on each of the first four anniversaries of the recipient’s employment commencement date, subject to the recipient’s continued service to the Company. Service-based RSUs are valued at the closing price of the Company’s common stock on the date of grant.

•                  The market-based PRSUs and PSOs will vest in full, subject to the recipient’s continued service to the Company, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for the Company’s common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days.

The market-based PSOs provide the right to purchase one share of the Company’s common stock at the option exercise price, depending on achievement of the performance measurement discussed above. The market-based PRSUs provide for the right to receive one share of the Company’s common stock for each PRSU granted upon the achievement of the performance measurement.

The weighted-average fair values for these market-based performance stock options and RSUs were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Three Months Ended March 31, 2014
	PSOs	PRSUs
	(unaudited)
Number of PSOs or PRSUs granted	100,000	50,000
Exercise price	$21.21	$—
Risk-free interest rate	1.32%	1.32%
Volatility	60.20%	60.20%
Dividends	—	—
Weighted-average fair value per share of PSOs or PRSUs granted	$9.82	$17.87

The Company will recognize the estimated expense of these market-based PSOs and PRSUs, as determined under the simulation models, over the expected life of the option or award, with no adjustment in future periods based upon the Company’s actual stock price over the performance period.

For the three months ended March 31, 2014, the Company granted 422,000 RSUs, which included 50,000 market-based PRSUs granted to the Company’s new CEO.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform.  Our two lead product candidates are topically administered dermatologic compounds — Kerydin (known generically as tavaborole and formerly referred to as AN2690), a topical antifungal in development for the potential treatment of mild-to-moderate onychomycosis, and AN2728, an anti-inflamatory phosphodiesterase type 4 (PDE-4) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis.  We submitted a New Drug Application (NDA) for Kerydin in July 2013, which was accepted for review by the United States Food and Drug Administration (FDA) in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014. In addition, we initiated our Phase 3 studies of AN2728 in atopic dermatitis in the first quarter of 2014, following our End of Phase 2 meeting with the FDA earlier this year.

Beyond our two lead product candidates, we have discovered, synthesized and developed six molecules that are currently in development.  These include three wholly-owned clinical product candidates—AN2718 and AN2898, which are backup compounds to Kerydin and AN2728, respectively, and AN3365 (formerly referred to as GSK2251052, or GSK ‘052), an antibiotic for the treatment of infections caused by Gram-negative bacteria, which was previously licensed to GlaxoSmithKline, LLC (GSK). We have also discovered three other compounds that we have out-licensed for further development—one is licensed to Eli Lilly and Company (Lilly) for the treatment of an animal health indication, a second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (DNDi) for human African trypanosomiasis (HAT, or sleeping sickness) and a third compound is licensed to GSK for development in tuberculosis (TB). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

Recent Developments

In October 2007, we entered into a research and development collaboration, option and license agreement with GSK for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In September 2011, we amended and expanded the GSK agreement to, among other things, add a new research program using our boron chemistry platform for TB. In September 2013, GSK selected a compound for further development in TB and will be responsible for all further development and commercialization of this compound. In October 2013, the six-year research period under the agreement with GSK expired, except with respect to the TB program.

In August 2010, we entered into a four-year research, license and commercialization agreement with Lilly, under which we collaborated to discover products for a variety of animal health applications. Pursuant to this agreement, Lilly selected the first development compound for an animal health indication in August 2011 and, in December 2012, they selected a second development compound for another animal health indication. In September 2013, Lilly notified us that it was ceasing further development of the first compound; Lilly has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Lilly will continue to be responsible for all further development and commercialization of the second compound. In January 2014, Lilly notified us of the termination of the research term in April 2014, which is approximately five months earlier than the research period was originally expected to end. The remainder of the agreement, including provisions related to potential future payments and royalties, remains in effect and Lilly retains its exclusive rights to the development of the compound selected.

In February 2011, we entered into a research and development option and license agreement with Medicis Pharmaceutical Corporation (Medicis) to discover and develop compounds directed against a target for the potential treatment of acne (the Medicis Agreement). On November 28, 2012, we filed for arbitration for breach of contract by Medicis seeking damages in the form of payment for the achievement of certain preclinical milestones under the collaboration. On December 11, 2012, Medicis filed a complaint for breach of the collaboration and a motion for preliminary injunction seeking to enjoin us from prosecuting our claims through arbitration and to require us to continue to use diligent efforts to conduct research and development under the agreement. Medicis was acquired by Valeant Pharmaceuticals International, Inc. (Valeant) in December 2012. On October 27, 2013, as part of a settlement with Valeant related to arbitration on an unrelated matter, we and Valeant agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, to terminate the Medicis Agreement effective October 27, 2013 and to cause all rights and intellectual property under the Medicis Agreement to revert to us.

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

In connection with the Gates Foundation agreement, we issued 809,061 shares of unregistered common stock at a purchase price of $6.18 per share for aggregate gross proceeds of $5.0 million. In the event of termination of the agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased in connection with the agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In addition, the Gates Foundation agreement places certain restrictions on our use of the redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

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

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and ultimately, if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease, MMV to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of animal sleeping sickness and the Liverpool School of Tropical Medicine for the treatment of river blindness and lymphatic filariasis. In 2011, DNDi completed pre-clinical studies of AN5568 for sleeping sickness and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial is currently in its final stages and, depending upon the results of that trial, a Phase 2/3 registration trial could be initiated as early as the first half of 2015.

In December 2012, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC and permits us to sell, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants.

In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc. (Wedbush) under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush will be made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions or as otherwise agreed upon by us and Wedbush and may be made in sales deemed to be “at-the-market” equity offerings. We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under this agreement. We have also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 has been incurred through March 31, 2014. Under the terms of this agreement, we also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale. Through March 31, 2014, we have sold 401,500 shares of our common stock under this agreement. The net proceeds from these sales were approximately $1.3 million, after deducting the underwriting discount and other offering costs, and we may sell up to an additional $23.6 million in authorized but unsold shares of our common stock under this agreement.

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

In June 2013, we entered into a loan and security agreement (Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender, (together, Hercules), under which we were able to borrow up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our previous loan. Subject to the terms and conditions of the Loan Agreement, the second tranche of up to $10.0 million was available to us at our discretion, and the third tranche is available to us upon confirmation of the FDA approval of the Kerydin NDA. We elected not to draw the second tranche of $10.0 million and the option to do so expired on December 5, 2013. The third tranche of $5.0 million will be available for drawdown through the earlier to occur of December 15, 2014 or 30 days after the FDA approval of Kerydin.

In August 2013, we filed an additional shelf registration statement on Form S-3 with the SEC. The shelf registration was declared effective by the SEC and permits us to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

We began business operations in March 2002. To date, we have not generated any revenue from product sales. As of March 31, 2014, we have an accumulated deficit of $151.6 million. We have funded our operations primarily through the sale of equity securities, payments received under our collaborations and research agreements, government contracts and grants and contracts with not-for-profit organizations for neglected diseases, borrowings under debt arrangements and our settlement with Valeant. We expect to incur operating losses in future years as we continue to develop our drug candidates, expand clinical trials for AN2728 and continue commercialization activities in anticipation of FDA approval of Kerydin. The size of our future operating losses will depend, in part, on the rate of growth of our expenses, our ability to enter into additional licensing, research and development agreements and future payments earned under our agreements with DTRA, the Gates Foundation or any such future collaboration partners or research funding providers and our ability to successfully commercialize Kerydin and our other product candidates. Our intent is to enter into additional licensing and development agreements to further develop certain of our product candidates and to fund other areas of our research. If the Gates Foundation or DTRA agreements are terminated or we are unable to enter into other collaboration or research funding agreements, or we are unsuccessful in our commercialization efforts for Kerydin, we may incur additional operating losses and our ability to expand and continue our research and development activities and move our product candidates into later stages of development may be limited. Management believes that we currently have sufficient capital resources to fund our operations for at least the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, preclinical study and clinical trial accruals, accrued compensation, deferred advance payments and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during the three months ended March 31, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of stock-based compensation, which is discussed in greater detail below.

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to our nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options and use the straight-line (single-option) method for expense attribution. We estimate forfeitures and recognize expense only for those shares expected to vest.

During the three months ended March 31, 2014, we began to issue service-based restricted stock units (RSUs) and market-based performance restricted stock units (PRSU and market-based performance stock options (PRSOs. (RSUs are independent of option grants and are typically subject to vesting restrictions on either time-based or performance-based conditions for vesting. RSUs cannot be transferred, and, until they vest, shares are subject to forfeiture if employment terminates prior to the release of restrictions. For the RSUs granted during the three months ended March 31, 2014, service-based RSUs are valued at the market price on the date of grant and vest in equal tranches on the first four anniversaries of the recipients’ employment commencement dates. The market-based performance options and performance RSUs granted to our Chief Executive Officer (CEO) will vest in full, subject to the recipient’s continued service to the Company, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for the Company’s common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days. We use a Monte Carlo valuation method to estimate the fair value of market-based performance option and restricted stock unit grants

We account for stock options issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting is affected each reporting period by changes in the fair value of our common stock.

We recorded noncash stock-based compensation for employee and nonemployee stock option grants, employee restricted stock units and ESPP stock purchase rights of $4.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Included in the amounts for the first quarter of 2014 was $3.0 million of stock based compensation related to modifications of options upon the resignation of our former CEO.  As of March 31, 2014, we had outstanding options to purchase 5,600,811 shares of our common stock and 422,000 restricted stock units and had $28.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 3.1 and 0.5 years, respectively. There were 43,063 common shares purchased under the ESPP for the three months ended March 31, 2014. We expect to continue to grant stock options, restricted stock units and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period

Recent Accounting Pronouncements

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance as of January 1, 2014 and its adoption did not have an effect on the Company’s financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	Increase/ (decrease)
		(in thousands)
Contract revenue	$4,158	$1,708	$2,450
Research and development expenses(1)	15,935	11,159	4,776
General and administrative expenses(1)	8,328	4,716	3,612
Interest income	64	14	50
Interest expense	1,089	911	178
Other expense	42	14	28

(1)                                           Includes the following stock-based compensation expenses:

Research and development expenses	$1,085	$425	$660
General and administrative expenses	3,651	334	3,317

Contract revenue.  For the three months ended March 31, 2014, we recognized $1.7 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.8 million for research funding and $0.4 million of the $3.5 million upfront fee received under our collaboration with Lilly, $1.0 million under our research contract with DTRA and $0.3 million for research performed under our agreements with not-for-profit organizations for neglected diseases.  For the three months ended March 31, 2013, we recognized revenues of $0.9 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement, $0.4 million under our collaboration agreement with GSK and $0.2 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

Research and development expenses. Research and development expenses consist primarily of costs associated with research activities, as well as costs associated with our product development efforts, including preclinical studies and clinical trials. Research and development expenses, including those paid to third parties, are recognized as incurred. Research and development expenses include:

•                  external research and development expenses incurred pursuant to agreements with third party manufacturing organizations, contract research organizations and investigational sites;

•                  employee and consultant-related expenses, which include salaries, benefits, stock-based compensation and consulting fees;

•                  third party supplier expenses; and

•                  facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements and equipment, laboratory supplies and other expenses.

For the three months ended March 31, 2014, research and development expenses increased by $4.8 million as compared to the same period in the prior year. Although expenses for our AN2728 program increased by $4.7 million during this period, this increase was partially offset by a decrease of $1.0 million in our Kerydin program.  The increase in AN2728 costs was mainly due to our increased clinical trial and drug development activities including the related increased internal activities in the first quarter of 2014, as compared with the same period in the previous year.  We were conducting two expensive Phase 3 trials and a long-term safety trial for AN2728 in the first quarter of 2014, as compared to our lower cost Phase 1 MUSE and cardiac safety trials in the same period of 2013. In the first quarter of 2014, we were manufacturing drug supplies for certain regulatory activities and for our Phase 3 and long-term safety trials as compared with a lower level of clinical and regulatory drug supply activities in the same period of the prior year.  Our Kerydin Phase 3 trials completed in 2013 and our clinical trial costs, internal efforts and consulting costs for Kerydin were therefore lower in the first quarter of 2014 than in the same period in the prior year.  In the first quarter of 2014, we initiated a Kerydin podiatry trial to evaluate the efficacy, safety and local tolerability of Kerydin when treating onychomycosis in conjunction with debridement as needed.  The decrease in Kerydin clinical trial costs due to the completion of our Kerydin Phase 3 trials was partially offset by the increase in costs related to the podiatry trial.  We filed our NDA for Kerydin in July 2013 and our consulting expenses were higher in the first quarter of 2013 given our NDA preparation expenses than for the same period in 2014. These decreases were partially offset by an increase in Kerydin manufacturing activities related to our pre-commercialization and regulatory efforts in the first quarter of 2014.

In the first quarter of 2014, our research and development expenses for our Gates Foundation and DTRA programs increased by $1.0 million and $0.8 million, respectively, over the same period in 2013, which was prior to our entering either of the related contracts. We also had a net increase of $0.2 million in our spending on other research activities, including under our neglected disease programs. This increase was offset by a decrease of $0.9 million in research expenses under our collaboration with Lilly due to the early termination of the research term.

General and administrative expenses.  The increase in general and administrative expenses of $3.6 million for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to increases of $3.7 million in stock-based compensation and severance benefits related to the resignation of our former CEO, $1.3 million in pre-launch sales and marketing expenses for Kerydin and $0.6 million of other expenses, including salaries and benefits, consulting and stock-based compensation.  This increase was partially offset by a reduction of $2.0 million in legal fees compared to the first quarter of 2013, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

Interest income.  The increase in interest income for the first quarter of 2014 compared to the same period in 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant.

Interest expense.  Interest expense increased in the three months ended March 31, 2014 compared to the same period in 2013 due to the higher outstanding balance of our debt and a higher effective interest rate.

Other expense.  Other expense increased in the first quarter of 2014 compared to the first quarter of 2013 due to higher amortization of deferred financing fees related to our expanded debt facility.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(20,316)	$(12,056)
Net cash (used in) provided by investing activities	(80,319)	14,228
Net cash provided by (used in) financing activities	672	(960)
Net (decrease) increase in cash and cash equivalents	$(99,963)	$1,212

Net cash used in operating activities was $20.3 million and $12.1 million for the three months ended March 31, 2014 and 2013, respectively. The net cash used in operating activities for the first quarter of 2014 reflected our net loss adjusted for noncash items plus the net changes in operating assets and liabilities during this period, including those related to increases in our contract receivables and current and long-term advance payments for our clinical trials, preclinical studies and medical affairs activities and our payment of 2013 estimated income taxes.  For the first quarter of 2013, the net cash used in operating activities reflected our net loss adjusted for noncash items, which was partially offset by the net changes in operating assets and liabilities for the same period, including increases in our accounts payable and accrued liabilities and a decrease in our contract receivables.

Net cash used in investing activities was $80.3 million during the first three months of 2014 as purchases of investments with the proceeds from our settlement with Valeant and purchases of property and equipment exceeded the maturities of investments during this period. In contrast, our investing activities during the first three months of 2013 provided net cash of $14.2 million as maturities of short-term investments during this period exceeded our purchases of investments and property and equipment.

Net cash provided by financing activities was $0.7 million for the first quarter of 2014 compared to net cash used in financing activities of $1.0 million in the first quarter of 2013. The net cash provided by financing activities for the first three months of 2014 was due to the proceeds from exercises of stock options and employee stock plan purchases. The net cash used in financing activities for the three months ended March 31, 2013 was primarily due to the principal payments on our loan facility with Oxford and Horizon of $2.5 million, partially offset by net proceeds of $1.3 million from the sale of common stock related to our “at-the-market” common stock offering.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the timing of potential approval and initial commercial success of Kerydin;

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including our ongoing and/or planned trials for AN2728 and Kerydin;

•                  the success of our efforts under our contracts with the Gates Foundation and DTRA and the attainment of contingent event-based payments and royalties, if any, under our agreements with GSK and Lilly;

•                  the number and characteristics of product candidates that we pursue;

•                  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

•                  the outcome, timing and cost of regulatory approvals, including the Kerydin NDA approval;

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

•                  the cost of implementing healthcare compliance policies and procedures; and

•                  the extent to which we acquire or invest in businesses, products or technologies.

If, over the next several years, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of the above activities.

Although we believe that our existing capital resources and the remaining borrowing capacity under our expanded debt facility will be adequate to fund operations for at least the next twelve months, we may elect to finance certain future cash needs through public or private equity offerings, debt financings or a possible license, collaboration or other similar arrangement with respect to commercialization rights to Kerydin or any of our other product candidates, or a combination of the above.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. The contractual obligations for 2014 and beyond have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014.

Contracts

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for sales and marketing services, preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investment portfolio as of March 31, 2014 is comprised of a money market fund, federal agency securities with minimum ratings of AAA or AA+, corporate bonds with minimum ratings of A1/A and commercial paper with minimum ratings of P1/A1+ . The remaining average maturity of the entire portfolio is 189 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

ITEM 1A.               RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Financial Position and Need for Additional Capital

Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have recorded a net loss of $21.2 million for the three months ended March 31, 2014 and do not expect to be profitable in 2014. With the exception of 2013, which was impacted by a significant legal settlement with Valeant, we have incurred net losses in each year since our inception, including net losses of approximately $56.1 million and $47.9 million for 2012 and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $151.6 million. Historically, we have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. More recently, we have begun to devote financial resources to the commercialization of our lead product candidate, Kerydin (formerly known as tavaborole). We have not completed development of any product candidate and we have therefore not generated any revenues from product sales. We expect that both sales and marketing and research and development expenses will increase in the future as we progress our product candidates through clinical development into the commercialization stage, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, and as stated above, we expect to continue to experience net losses and negative cash flows in 2014. These losses and negative cash flows have had, and until we are profitable, will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration (FDA) to perform studies in addition to, or that are larger than, those that we currently expect. To date, we have financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC (GSK), Schering Corporation (Schering), Eli Lilly and Company (Lilly), Medicis Pharmaceutical Corporation (Medicis), the Bill and Melinda Gates Foundation (the Gates Foundation) and the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and our arbitration settlement with Valeant. Whether we continue to incur future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to develop and commercialize one or more of our product candidates, such as our lead product candidate, Kerydin, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our other products. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history and/or approved products on the market. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  the ability to timely obtain and maintain regulatory approval for Kerydin, for which we filed a New Drug Application (NDA) in July 2013, and which was accepted for review by the FDA in September 2013 with a Prescription Drug User Fee Act (PDUFA) V goal date of July 29, 2014, AN2728 or any of our other product candidates;

•                  competition from existing products or new products that may emerge. For example, in January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a treatment for onychomycosis that may potentially compete with Kerydin, to the FDA in December 2013 and anticipates approval in mid-2014. Efinaconazole received Health Canada regulatory approval in October 2013;

•                  our dependency on third party manufacturers to supply or manufacture our products;

•                  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

•                  market acceptance of our product candidates;

•                  delays in the commencement, enrollment and the timing of clinical testing for our product candidates, including our Phase 3 trials of AN2728 in mild-to-moderate atopic dermatitis, for which we held an End of Phase 2 meeting with the FDA in the first quarter of 2014 and began enrolling patients in March 2014;

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

•                  our ability and the ability of third parties’ to protect and defend intellectual property rights;

•                  costs related to and outcomes from potential litigation;

•                  our ability to adequately support future growth;

•                  our ability to attract and retain key personnel to manage our business effectively;

•                  our ability to maintain our accounting systems and controls;

•                  potential product liability claims;

•                  potential liabilities associated with hazardous materials; and

•                  our ability to maintain adequate insurance coverage.

Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

The development and commercialization of pharmaceutical products is expensive.  The costs include those associated with conducting preclinical and clinical trials, interactions with regulatory authorities and the expenses associated with product commercialization. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate and the timing of any potential product approval may be delayed. We raised $21.5 million, $24.0 million and $23.0 million in February 2012, October 2012 and May 2013, respectively, through public offerings of our common stock. The net proceeds from these offerings were approximately $19.9 million, $22.6 million and $21.3 million, respectively, after deducting the underwriting discounts and other offering costs. Under our January 2013 “at-the-market” stock offering, through December 31, 2013, we sold shares of our common stock for net proceeds of approximately $1.3 million and we currently have approximately $23.6 million potentially remaining available for sale under this offering. In April 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million to the Gates Foundation as part of our research collaboration with Gates. Beyond the $5.0 million of additional debt drawdowns under our debt facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P (together, Hercules), which is available upon receipt of the FDA approval of Kerydin, we have no other commitments or arrangements for any additional financing to fund our research and development programs other than through the research agreement with DTRA; reimbursements from our various collaborations related to our neglected diseases initiatives, including from our Gates Foundation collaboration; and contingent milestone or royalty payments from GSK or Lilly, which we may not receive. In October 2013, we signed a settlement agreement with Valeant in which we received $142.5 million in November 2013. We believe that our existing capital resources will be sufficient to meet our anticipated operating requirements for at least the next twelve months. While we believe that we currently have sufficient resources to fund our operations for at least the next twelve months, we may need to raise additional capital to complete the development and potential commercialization of Kerydin, fund our other research and development activities and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs associated with, our development, regulatory and commercial efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, the timing of our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the outcome, timing and cost of regulatory approvals, including the Kerydin NDA that we submitted in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014;

•                  the effects of competing technological and market developments. For example, in January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a treatment for onychomycosis that would compete with Kerydin, to the FDA in December 2013 and anticipates approval in mid-2014. Efinaconazole received Health Canada regulatory approval in October 2013;

•                  the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•                  the cost of establishing sales, marketing and distribution capabilities for Kerydin and any other product candidates for which we may receive regulatory approval;

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the Phase 3 clinical trials for AN2728;

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

Our current loan and security agreement with Hercules, which we entered into in June 2013, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a security interest in substantially all of our assets, other than our intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lenders’ lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We cannot be certain that Kerydin, AN2728 or any of our other wholly-owned or partnered product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, especially Kerydin. Our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of our product candidates.

Currently, our two lead product candidates are Kerydin and AN2728. In August 2010, we filed a Special Protocol Assessment request with the FDA and reached agreement on the major parameters associated with the design and conduct of the Phase 3 trials for Kerydin. We commenced Phase 3 clinical trials of Kerydin in the fourth quarter of 2010, and completed enrollment in December 2011. In the first quarter of 2013, we announced the results from two clinical trials in which Kerydin met all primary and secondary endpoints with a high degree of statistical significance. We submitted an NDA for Kerydin in July 2013, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014. In addition, we recently held an End of Phase 2 meeting with the FDA for AN2728, our lead product candidate for the treatment of atopic dermatitis in the first quarter of 2014 and initiated Phase 3 studies in atopic dermatitis in March of 2014. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, GSK’s development of our partnered product candidate in tuberculosis (TB) and Lilly’s development program for our partnered animal health product candidate may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The regulatory development and review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If Kerydin, AN2728 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, our submission of an NDA or our receipt of regulatory approval with respect to any product does not assure the commercial success of such product.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We had an End of Phase 2 meeting with the FDA for AN2728, our lead product candidate in atopic dermatitis, in the first quarter of 2014 and initiated the Phase 3 trial in atopic dermatitis in March 2014. We can give no assurance that our future clinical trials for AN2728, or any of our other product candidates, will begin when expected or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

•                  our inability to reach agreements on acceptable terms with prospective clinical research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  regulatory objections to commencing a clinical trial;

•                  our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•                  the withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•                  our inability to obtain institutional review board (IRB) approval to conduct a clinical trial at prospective sites;

•                  difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates; and

•                  our inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving either a vehicle without the active ingredient or a placebo.

In addition, a clinical trial may be suspended or terminated by us, our current or any future partners, the FDA or other regulatory authorities due to a number of factors, including:

•                  our failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•                  a failed inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those currently contemplated, we may be delayed in obtaining, or may not be able to obtain, marketing approval for such product candidates.

In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, in September 2013, Lilly notified us that it was ceasing further development of a development compound it licensed in August 2011 for an animal health indication and has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, GSK discontinued clinical development of AN3365 in October 2012 and all rights to AN3365 have reverted to us. We continue to evaluate further development of these molecules.

Changes in regulatory requirements and guidance may occur and we or our partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or our partners to resubmit clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we or our partners experience delays in the completion of, or if we or our partners terminate clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials ultimately may lead to the denial of regulatory approval of a product candidate.

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If Kerydin, AN2728, AN5568, also referred to as SCYX-7158 for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have limited experience in conducting Phase 3 clinical trials and while our first NDA for Kerydin was accepted for filing in September 2013, we may be unable to do so for AN2728 and other product candidates we are developing.

We initiated our Phase 3 clinical trials of AN2728 in atopic dermatitis in March 2014. The proper conduct of Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. Although our NDA for Kerydin was accepted for filing by the FDA in September 2013, we have limited experience in preparing, submitting and prosecuting regulatory filings. Consequently, we may be unable to obtain timely approval of our NDA for Kerydin or successfully and efficiently execute and complete additional planned clinical trials in a way that leads to an NDA submission, acceptance and approval of AN2728 or any of our other product candidates under development. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials may prevent us from or delay us in commercializing AN2728 and our other product candidates under development.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. For example, during our clinical trials for Kerydin, a small number of patients being treated for onychomycosis experienced some skin irritation around their toenails. In addition, a small number of patients who received AN2728 during our clinical trials experienced some skin irritation. The range and potential severity of possible side effects from systemic therapies is generally greater than for topically administered drugs. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•                  regulatory authorities may require changes to the label, including the inclusion of specific warnings or contraindications, and may issue field alerts to physicians and pharmacies;

•                  we may be required to change the way the product is administered or, conduct additional clinical trials;

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

All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. In July 2013, we filed an NDA for Kerydin, which was accepted for filing by the FDA in September 2013 with a PDUFA V goal date of July 29, 2014, and our financial plans currently assume the timely approval of such NDA. Any delay in approval of our NDA may place Kerydin at a competitive disadvantage and may increase our need for additional resources, which may result in increased difficulty in raising necessary capital to support our future operations. Even in if our Kerydin NDA submission is successful, there can be no assurance that we will be able to submit NDAs for our other products successfully or without delay.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. GSK, Lilly, the Gates Foundation, DTRA or our potential future partners may be unable to successfully submit NDAs in the United States or marketing approval application or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that any marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. For example, if preclinical results suggest a potential for drug-drug interactions (DDI), clinical trials are generally conducted to assess the likelihood of DDI and their potential impact on product safety. In February 2014, we completed a clinical DDI study that demonstrated AN2728 does not interact with cytochrome P450 subtype 2C9, although, to date, we have not been requested to perform drug-drug interaction studies by the FDA. However, if any DDI studies are required, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

Additionally, there can be no assurance that boron-based products will be free of significant adverse side effects. During clinical trials, a small number of patients who received Kerydin experienced some skin irritation around their toenails and a few patients who received AN2728 experienced some skin irritation in the treated areas. If boron-based drug treatments result in significant adverse side effects, they may not be useful as therapeutic agents. If we are unable to develop products that are safe and effective using our boron chemistry platform, our business will be materially and adversely affected.

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.

The commercial success of Kerydin, AN2728, or our other product candidates will depend upon the acceptance of these products among physicians, patients, and healthcare payors. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

•                  lack of convenience and ease of administration of our products; and

•                  potential product liability claims.

If our product candidates for human use are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and healthcare payors on the benefits of our product candidates may require significant resources and may never be successful. For example, Valeant, filed its NDA for efinaconazole, its topical product candidate for the treatment of onychomycosis, in July 2012, and stated that efinaconazole had a PDUFA goal date of May 24, 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole and estimated that it could receive approval from the FDA in mid-2014. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada. In January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole, a potential treatment for onychomycosis, to the FDA in December 2013 and anticipates approval in mid-2014. If approved by the FDA, efinaconazole may be the first to market in the United States with data that may be competitive with our data from Kerydin’s Phase 3 studies. If efinaconazole reaches the U.S. market prior to Kerydin, the competitive position of Kerydin may be harmed significantly and the diminished value of Kerydin in such event could have a significant adverse effect on our business. Additionally, our product candidates intended for use against neglected diseases, such as AN5568 for sleeping sickness and our product candidate for TB are not expected to generate significant revenues, if any.

We have never marketed a drug before, and if we are unable to establish an effective commercial infrastructure or enter into acceptable third party sales and marketing or licensing arrangements, we may not be able to commercialize our product candidates successfully.

The marketing and sales of pharmaceutical products in specific U.S. specialty markets requires a commercial infrastructure and the implementation of such infrastructure requires substantial resources and time.  Historically we have not had any sales, distribution or marketing capabilities. As we near the July 29, 2014 PDUFA V goal date for our lead product candidate Kerydin, we have begun to build our commercial infrastructure to facilitate the launch of this product.  To the extent we are successful in our clinical trials and are able to gain approval for our lead product candidates, we intend to continue to evaluate how best to commercialize our products, whether through the establishment of our internal infrastructure, partnerships with third party organizations or a combination of both.  The costs of any such internal structure in advance of any approval of our product candidates could be significant. In addition to the risk and expense of establishing sales capabilities in advance of commercial launch, we may not be able to hire a commercial organization that has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we continue to evaluate entering into sales and marketing or licensing arrangements with third parties for non-specialty markets in the United States and for the international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets and the potential product revenues for our products would be reduced.

We expect that our existing and future product candidates will face competition and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy, safety, price and convenience. For example, Kerydin faces potential competition from Valeant’s efinaconazole, which is not only potentially ahead of Kerydin in the regulatory approval process, but also would be marketed by a pharmaceutical company with significantly greater resources and commercial experience than we currently possess.

Compared to us, many of our potential competitors have substantially greater:

•                  resources, including capital, personnel and technology;

•                  manufacturing and distribution expertise;

•                  sales and marketing expertise.

•                  research and development capability;

•                  clinical trial expertise;

•                  regulatory expertise;

•                  intellectual property prosecution and portfolio management expertise; and

•                  international capabilities;

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain regulatory or intellectual property based exclusivity that limits our ability to develop or commercialize our product candidates. Our competitors also may develop drugs that are more effective, more widely used and less costly than ours and also may be more successful than us in manufacturing and marketing their products.

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our dermatological product candidates.

If Kerydin is approved for the treatment of onychomycosis, we anticipate that it would compete with other currently marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds. Kerydin will also compete with lasers, which have received clearance from the FDA for the temporary increase of clear nail in patients with onychomycosis and with over-the-counter products and possibly various other devices under development for onychomycosis. If approved for the treatment of mild-to-moderate atopic dermatitis and/or psoriasis, AN2728 may compete against a number of approved topical treatments. For mild-to-moderate atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 may one day also compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Humira (adalimumab) and dupilumab. A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments.

There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with Kerydin. The latest-stage development candidate is Valeant’s topical product candidate for the treatment of onychomycosis, efinaconazole, which completed Phase 3 development in December 2011. Valeant reported the results of its Phase 3 studies in November 2012. In its first study, 17.8% of patients treated with efinaconazole reached the primary endpoint of “complete cure,” compared to 3.3% of patients treated with vehicle. In the second study, 15.2% of patients treated with efinaconazole reached the primary endpoint of “complete cure,” compared to 5.5% of patients treated with vehicle. Valeant filed an NDA for efinaconazole with the FDA in July 2012 and had a PDUFA goal date of May 24, 2013. On May 28, 2013, Valeant received a Complete Response Letter from the FDA related to its NDA for efinaconazole. In January 2014, Valeant announced that it had resubmitted its NDA for efinaconazole to the FDA in December 2013 and that it anticipates approval in mid-2014. If approved, the commercial success of efinaconazole would be expected to decrease the value of Kerydin. On October 2, 2013, Valeant received one regulatory approval for efinaconazole, under the brand name Jublia, from Health Canada.

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

Current treatments for onychomycosis are often not reimbursed by healthcare payors. We do not know the extent to which Kerydin will be reimbursed if it is approved. Reimbursement decisions by healthcare payors may have an effect on pricing and market acceptance. Our other product candidates, such as AN2728, also will be subject to uncertain reimbursement decisions by healthcare payors. Our products are less likely to be used if they do not receive adequate reimbursement.

The market for our product candidates may depend on access to healthcare payors’ drug formularies, or lists of medications for which healthcare payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Healthcare payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

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

In addition to the Healthcare Reform Act, we expect that there will continue to be proposals by legislators at both the federal and state levels, regulators and healthcare payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any products that are approved or the amounts of reimbursement available for these products from governmental agencies or healthcare payors or may increase the tax requirements for life sciences companies such as ours. While it is difficult to predict what effect the Healthcare Reform Act or any future legislation or regulation will have on us, such laws could have a material adverse effect on our business, financial position and results of operations.

We currently expect that a portion of the market for our products will be outside the United States. Our product candidates may never receive approval or be commercialized outside of the United States.

We plan to enter into sales and marketing arrangements with third parties for international sales of any approved products. To market and commercialize any product candidates outside of the United States, we or any third parties that are marketing or selling our products must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed in these risk factors regarding failure to obtain FDA approval in the United States as well as other risks such as those relating to the pricing of any such product, which will likely require negotiations with foreign governments or agencies of such governments prior to commercialization in these countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. In addition, regulatory approval often involves further efforts to obtain adequate pricing or reimbursement from regulatory authorities in foreign jurisdictions. As a result, regulatory risks include the possibility that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our product candidates and have an adverse effect on our product sales and potential royalties.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting identified common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved and, thus, non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe satisfies the California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Federal “sunshine” laws require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil penalties, damages, fines, imprisonment, exclusion of products from reimbursement under United States federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly.

We may contract with a contract sales organization that employs the sales representatives who promote our drug products. However, we expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives or sales organizations. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell any products that we may develop.

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In 2010, PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

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

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•                  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required as of August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services required as of March 31, 2014 and by the 90th day of each subsequent calendar year;

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

•                  a licensure framework for follow-on biologic products; and

•                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA) which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third party payors will reimburse for any newly-approved drugs, which in turn will put pressure on the pricing of drugs.

We also cannot be certain that Kerydin or any products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If Kerydin or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their patients, thereby diminishing the potential market for such products.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third party collaborations and research agreements to fund additional development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements with Lilly, the Gates Foundation, DTRA and GSK. These research collaborations may fail to successfully identify product candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds, including, in the case of GSK, the tuberculosis (TB) compounds that GSK licensed from us in September 2013. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

Currently, we have three significant ongoing collaboration and research agreements: an August 2010 collaborative research, license and commercialization agreement with Lilly for the discovery, development and worldwide commercialization of animal health products for specific applications; an April 2013 research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB and an October 2013 research agreement with DTRA to design and discover new classes of systemic antibiotics. While the research period under our collaboration agreement with GSK expired in October 2013, GSK selected a compound for further development in TB in September 2013 and will be responsible for all further development and commercialization of this compound under our October 2007 research and development collaboration, option and license agreement with GSK, as amended. In January 2014, Anacor received notice that Lilly would terminate the research term in April 2014, or five months earlier than the August 2014 expiration as specified in the agreement, which terminated Lilly’s obligation to make quarterly research payments to us under the agreement. The remainder of the agreement remains in effect, and potential payments and royalties related to compounds under development by Lilly pursuant to the agreement remain unaffected by the termination of the research term. Under the Gates Foundation research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates and to create an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. In connection with the research agreement, the Gates Foundation purchased shares of our common stock for net proceeds of approximately $5.0 million. Under the research agreement with DTRA, we will work with a drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us to design and discover new classes of systemic antibiotics. The research will be conducted over a three and a half year period. The work is funded by a $13.5 million award from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics.

During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA award, after the initial term of eleven months, DTRA has the sole option to fund the research in the subsequent twelve- and nineteen-month periods. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

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

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we would need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. For example, we settled in October 2013 our breach of contract dispute and all related existing and future claims with Valeant who paid us $142.5 million following an expensive and time-consuming litigation process. There can be no assurance that we will not have other disputes in the future with our current or future partners with respect to our collaboration agreements.  If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we routinely evaluate the establishment of collaborations for development and commercialization of product candidates and research programs. For example, if Kerydin, AN2728 or any of our other product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties targeting, podiatrists, dermatologists, other specialty and non-specialty markets in the United States and internationally, or we may develop our own sales force targeting such markets. If we are unable to enter into any such arrangements with third parties on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we may incur increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

We depend on third party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource substantial portions of our operations to third party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical trials and various preclinical studies. We anticipate outsourcing the distribution of Kerydin, once approved, to a third party logistics provider, as well as certain of our sales and marketing operations. Our agreements with third party service providers and clinical research organizations are typically short-term. In all cases, we may terminate the agreements with notice and are responsible for the service provider’s previously incurred costs.

Because we have relied on third parties, unless and until we establish our internal infrastructure, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. In addition, the use of third party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third- party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third party providers. To the extent we are unable to identify, retain and successfully manage the performance of third party service providers in the future, our business may be materially adversely affected.

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

We do not own or operate facilities for the manufacture of our product candidates. We have a small number of personnel with experience in drug product manufacturing. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties and intend to continue to do so. If Kerydin is approved, the inability by our third party manufacturer to supply sufficient quantities of the active drug substance or drug product could adversely affect product commercialization. We also outsource to third parties the active drug substance and drug product manufacturing for AN2728 and our other product candidates. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We rely on single source suppliers of our current requirements of active pharmaceutical ingredients (API) and drug products for Kerydin and AN2728 under manufacturing services agreements. In the event that the parties cannot agree to the terms and conditions for these suppliers to provide some or all of our clinical and commercial supply needs of API and drug products, we would not be able to manufacture API and drug products until alternative suppliers are identified and qualified, which could delay the further development of, and impair our ability to commercialize, these product candidates. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, as well as for product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

Reliance on third party manufacturers entails risks, to which we would not be subject if we manufactured the product candidates ourselves, including:

•                  the possible breach of the manufacturing agreements by the third parties because of factors beyond our control;

•                  the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities;

•                  the potential that such third parties will encounter difficulties in achieving volume production, quality control and quality assurance, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of our product candidates;

•                  the potential failure by such third parties to establish and follow FDA-mandated cGMPs which are required for FDA approval of our product candidates, or the failure to document their adherence to cGMPs, either of which could require costly recalls of products already having received approval, lead to significant delays in the availability of material for clinical study or delay or prevent marketing approval for our product candidates;

•                  the potential failure by such third parties to consistently produce quality batches of the product in accordance with the current manufacturing process. If modifications are required to the manufacturing processes or facilities, approval of a new or supplemental NDA may be required; and

•                  the potential that such third parties may encounter financial difficulties that would interfere with their obligations to supply our product candidates.

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

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or the commercialization of our products.

If we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are substantially dependent on third party vendors and contract research organizations for preclinical studies and clinical trials related to our drug discovery and development efforts. If we lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to manufacture them, as well as successfully defending these patents against third party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

•                  we may not develop additional proprietary technologies that are patentable; and

•                  the patents of others may have an adverse effect on our business.

As of March 31, 2014, we are an owner of record, either solely or with a collaborator, of 23 issued U.S. patents and 36 non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, 21 U.S. patent applications (5 provisional and 16 non-provisional), 5 international (PCT) patent applications and 129 non- U.S. patent applications in at least 28 jurisdictions. Of these actively pursued applications, 1 non-provisional U.S. patent application and 16 non-U.S. patent applications are solely owned by a collaborator.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Our patent applications would not prevent others from taking advantage of the chemical properties of boron to discover and develop new therapies, including therapies for the indications we are targeting. If others seek to develop boron- based therapies, their research and development efforts may inhibit our ability to conduct research in certain areas and to expand our intellectual property portfolio.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and may consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights to such patents. In addition, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in such activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial partners against certain intellectual property infringement claims brought by third parties.

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

Patents covering the composition of matter of tavaborole and AN2718 that were owned by others have expired. Our patent applications and patents include or support claims on other aspects of tavaborole or AN2718, such as pharmaceutical formulations containing Kerydin or AN2718, methods of using tavaborole or AN2718 to treat disease and methods of manufacturing Kerydin or AN2718. Without patent protection on the composition of matter of tavaborole or AN2718, our ability to assert our patents to stop others from using or selling Kerydin or AN2718 in a non-pharmaceutically acceptable formulation may be limited.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our legal proceedings with Valeant regarding efinaconazole, we spent considerable resources, including management time, in the proceedings before reaching a settlement agreement with Valeant in October 2013 pursuant to which Valeant paid us $142.5 million to settle all existing and related future claims against Valeant, including claims for damages previously awarded to us pursuant to a prior arbitration ruling, and we agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole.

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

Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. We receive research funding from DNDi, which requires that we share rights with DNDi. For example, we have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe (DNDi Territory). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness. As of February 1, 2014, the boron-containing compounds being studied in this collaboration are structurally distinct from our other clinical product candidates. Currently, none of our existing product candidates under development are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with Medicines for Malaria Venture (MMV). We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds under development in our MMV collaboration are currently structurally distinct from our clinical product candidates and none of our existing clinical product candidates are being considered for use in the MMV collaboration.

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

As of March 31, 2014, we jointly own 1 U.S. patent, 2 provisional U.S. patent applications and 1 international (PCT) patent application with a collaborator, and have a license under 1 non-provisional U.S. patent application and 16 non-U.S. patent applications solely owned by the collaborator. Under a separate collaboration, we jointly own 1 U.S. patent, 1 non-provisional U.S. patent application, 3 international (PCT) patent applications and 18 non-U.S. patent applications. The rights of our collaborators to these and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Risks Related to Employee Matters and Managing Growth

We may need to expand certain of our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we contemplate the potential commercialization of our lead product candidate, Kerydin, increase the number of product development programs we have underway and advance our other product candidates through development and commercialization, we may need to increase our product development, scientific, regulatory, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects may require that we:

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

We may not be able to attract or retain qualified management, sales and marketing, finance, scientific, clinical and administrative personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in Northern California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which may adversely affect our business and our stock price.

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We have expanded our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development.  However, large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and materially adversely affect our business.

Our operations involve hazardous materials, which could subject us to significant liabilities.

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We have general liability insurance coverage of up to $10.0 million per occurrence, with an annual aggregate limit of $10.0 million, which excludes pollution liability. This coverage may not be adequate to cover all claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.

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

As of March 21, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 40% of our common stock based on reports filed with the SEC. While this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Through March 31, 2014, we sold shares of our common stock for net proceeds of approximately $1.3 million in an “at-the-market” offering, and we currently have approximately $23.6 million potentially remaining available for sale from time to time under our “at-the-market” offering. The issuance from time to time of these new shares of common stock in an “at-the-market” offering, or our ability to issue these new shares of common stock in this offering, could have the effect of depressing the market price for our common stock.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•                  announcement of FDA approval or non-approval of Kerydin or our other product candidates, and the timing of the FDA review process;

•                  actions taken by regulatory agencies with respect to products or drug classes related to Kerydin or our product candidates;

•                  problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of Kerydin or other product candidates that are available to patients;

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

•                  actual or anticipated fluctuations in our or our competitors’ operating results or changes in their product sales growth rates;

•                  competition from existing products or new products;

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

•                  litigation, including disputes or other developments related to proprietary rights, patents, and our ability to obtain patent protection for our technologies;

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

Our share price may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

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

Date: May 12, 2014	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2(2)	Form of the Registrant’s Common Stock Certificate.
4.3(i)(2)	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of December 24, 2008, and amendment thereto, dated July 22, 2010.
4.3(ii)(3)	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its security holders, dated as of March 18, 2011.
4.4	Reserved.
4.5(9)	Common Stock Purchase Warrant issued to OTA, LLC, dated as of April 22, 2013.
4.6(2)	Preferred Stock Purchase Warrant to purchase shares of Series E convertible preferred stock issued to Lighthouse Capital Partners V, L.P., dated as of January 1, 2010.
4.7(4)	Common Stock Purchase Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.8(4)	Registration Rights Agreement among the Registrant and certain of its security holders, dated as of November 23, 2010.
4.9(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Oxford Finance LLC.
4.10(6)	Amended and Restated Warrant to Purchase Stock issued as of March 18, 2011 to Horizon Technology Finance Corporation.
4.11(5)	Form of Senior Debt Indenture.
4.12(5)	Form of Subordinated Debt Indenture.
4.13(5)	Form of Common Stock Warrant Agreement and Warrant Certificate.
4.14(5)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.
4.15(5)	Form of Debt Securities Warrant Agreement and Warrant Certificate.
4.16(6)	Warrant to Purchase Stock (1) issued December 28, 2011 to Oxford Finance LLC.
4.17(6)	Warrant to Purchase Stock (2) issued December 28, 2011 to Oxford Finance LLC.
4.18(6)	Warrant to Purchase Stock issued December 28, 2011 to Horizon Technology Finance Corporation.
4.19(7)	Warrant to Purchase Stock issued September 26, 2012 to Oxford Finance LLC.
4.20(7)	Warrant to Purchase Stock issued September 26, 2012 to Horizon Technology Finance Corporation.
4.21(8)	Common Stock Purchase Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated as of April 5, 2013.
4.24(10)	Form of Indenture.
10.32(11)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.
10.35+	Letter Agreement between the Registrant and Paul L. Berns, dated as of March 18, 2014.
10.36+	Letter Agreement between the Registrant and David P. Perry, dated as of March 18, 2014.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(12)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010 on March 29, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-178766), effective January 5, 2012, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011 on March 15, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended September 30, 2012 on November 9, 2012, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2013, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Quarterly on Form 10-Q filed for the quarter ended June 30, 2013 on August 9, 2013, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-190819), effective September 23, 2013, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 10, 2014, and incorporated herein by reference.

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