Form 10-Q
period 2014-06-30
Anacor Pharmaceuticals, Inc.
filed 2014-08-11
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 4, 2014, there were 41,995,593 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30,	December 31,
	2014	2013 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,962	$114,755
Short-term investments	106,445	35,574
Restricted investments, short-term	1,294	1,475
Contract receivables	856	1,324
Prepaid expenses and other current assets	2,770	2,286
Total current assets	131,327	155,414
Long-term investments	215	11,856
Restricted investments, long-term	2,616	3,155
Property and equipment, net	1,588	1,458
Other assets	1,885	282
Total assets	$137,631	$172,165

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,224	$4,708
Accrued liabilities	12,349	8,431
Income taxes payable	—	1,706
Notes payable	4,479	—
Deferred revenue	496	1,115
Deferred rent	294	269
Total current liabilities	22,842	16,229
Notes payable, less current portion	23,972	28,018
Deferred revenue, less current portion	149	315
Deferred rent, less current portion	1,066	1,219
Commitments and contingencies

Redeemable common stock	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	41	41
Additional paid-in capital	260,694	251,839
Accumulated other comprehensive income (loss)	41	(2)
Accumulated deficit	(176,126)	(130,446)
Total stockholders’ equity	84,650	121,432
Total liabilities, redeemable common stock and stockholders’ equity	$137,631	$172,165

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Contract revenue	$2,931	$3,424	$7,089	$5,132
Total revenues	2,931	3,424	7,089	5,132

Operating expenses:
Research and development	19,261	10,146	35,196	21,305
General and administrative	7,095	5,086	15,423	9,802
Total operating expenses	26,356	15,232	50,619	31,107

Loss from operations	(23,425)	(11,808)	(43,530)	(25,975)
Interest income	59	14	123	28
Interest expense	(1,100)	(903)	(2,189)	(1,814)
Loss on early extinguishment of debt	—	(1,381)	—	(1,381)
Other expense	(42)	(18)	(84)	(32)
Net loss	$(24,508)	$(14,096)	$(45,680)	$(29,174)
Net loss per share — basic and diluted	$(0.58)	$(0.36)	$(1.09)	$(0.78)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	41,921,329	39,273,330	41,830,803	37,569,275

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net loss	$(24,508)	$(14,096)	$(45,680)	$(29,174)
Change in unrealized gain (loss) on investments	21	(11)	44	(9)
Comprehensive loss	$(24,487)	$(14,107)	$(45,636)	$(29,183)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(45,680)	$(29,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	273
Amortization of debt discount and debt issuance costs	516	337
Stock-based compensation	7,927	2,014
Amortization of premium on investments	564	215
Accrual of final payment on notes payable	—	318
Noncash loss on early extinguishment of debt	—	1,175
Changes in assets and liabilities:
Contract receivables	468	(267)
Prepaid and other current assets	(492)	99
Other assets	(1,678)	(281)
Accounts payable	516	1,781
Accrued liabilities	3,918	(1,291)
Income taxes payable	(1,706)	—
Deferred revenue	(785)	684
Deferred rent	(128)	81
Net cash used in operating activities	(36,332)	(24,036)

Investing activities
Transfers from (to) restricted investments, net	719	(5,092)
Purchases of investments	(109,352)	(32,886)
Maturities of investments	49,603	29,337
Acquisition of property and equipment	(358)	(52)
Net cash used in investing activities	(59,388)	(8,693)

Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	—	4,952
Proceeds from the sale of common stock, net of issuance costs	—	22,607
Proceeds from issuance of notes payable	—	30,000
Principal payments on notes payable	—	(25,716)
Final payment on notes payable	—	(1,650)
Payment of financing fee, debt issuance costs and loan fees	—	(877)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	927	393
Net cash provided by financing activities	927	29,709

Net decrease in cash and cash equivalents	(94,793)	(3,020)
Cash and cash equivalents at beginning of period	114,755	10,335
Cash and cash equivalents at end of period	$19,962	$7,315

Supplemental disclosure of cash flow information
Cash paid for interest, including final payment on notes payable	$1,767	$3,018
Supplemental disclosure of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$—	$1,815

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s first approved drug, KERYDINTM (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (FDA) in July 2014 for the topical treatment of onychomycosis of the toenails. The Company’s lead product candidate is AN2728, an investigational anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. The Company initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014. In addition to KERYDIN and AN2728, the Company has discovered, synthesized and is developing six molecules. These include three wholly-owned investigational product candidates. AN2718 is an investigational topical antifungal, AN2898 is a backup compound to AN2728 and AN3365 (formerly referred to as GSK2251052, or GSK ‘052) is an investigational antibiotic for the potential treatment of infections caused by Gram-negative bacteria, which previously was licensed to GlaxoSmithKline LLC (GSK). In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and substantially all rights to this compound reverted to the Company. The Company is currently considering its options for further development, if any, of AN3365. The Company has also discovered three other investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company (Lilly) for the potential treatment of an animal health indication.  The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (DNDi) for the potential treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GSK for development in tuberculosis (TB). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

Since inception, the Company has not generated revenue from product sales and, as of June 30, 2014, has an accumulated deficit of $176.1 million. The Company may require additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. While management believes that the Company’s existing capital resources, together with the payments it is expected to receive based on sales of KERYDIN under the Sandoz Agreement (as defined below), will be sufficient to meet its anticipated operating requirements for at least the next twelve months, the Company may also elect to finance its future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed consolidated financial statements for the interim periods presented. The December 31, 2013 balance sheet is derived from the audited financial statements for the year ended December 31, 2013 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim period or for any future year.

These condensed consolidated financial statements follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods can be condensed or omitted. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2014.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, income taxes, preclinical study and clinical trial accruals, accrued compensation, stock compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Under its facility lease agreements, the Company is required to deliver letters of credit securing the performance of its obligations thereunder. As of both June 30, 2014 and December 31, 2013, these letters of credit were secured by approximately $0.2 million of long-term restricted investments.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable approximate their fair values at June 30, 2014 and December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company’s cash and cash equivalents, short-term investments, long-term investments and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At June 30, 2014 and December 31, 2013, approximately 60% and 93%, respectively, of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. At June 30, 2014 and December 31, 2013, approximately 90% and 100%, respectively, of the Company’s short-term investments, long-term investments and restricted investments were held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash and cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

For the three and six month periods ended June 30, 2014, the Company’s revenues consisted primarily of contract revenues from a research agreement with The Bill and Melinda Gates Foundation (Gates Foundation), a contract with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and a collaboration agreement with Lilly. For the three and six month periods ended June 30, 2013, the Company also recognized contract revenues from its collaboration with GSK and from a subcontract with a research institution, each of which accounted for 10% or more of its total revenues during one of those periods. Collaborators, including GSK and Lilly, have accounted for significant revenues in the past and may not provide contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results.

The following table shows the percentage of revenues attributable to contracts that accounted for 10% or more of total revenues in the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Gates Foundation	55%	38%	46%	25%
Lilly	*	28%	18%	40%
DTRA	30%	—	26%	—
GSK	*	*	*	13%
Research Institution	—	10%	*	*

*    less than 10% of total revenue

Contract Receivables

At June 30, 2014 and December 31, 2013, the Company’s contract receivables included $0.6 million and $0.5 million, respectively, due from DTRA (see Note 7), less than $0.1 million and $0.7 million, respectively, due from GSK (see Note 7) and $0.3 million and $0.1 million, respectively, due from other contracts.

The Company’s contract receivables are primarily composed of amounts due under research agreements and government contracts and the Company believes that the credit risks associated with these parties are not significant. During the three and six months ended June 30, 2014, the Company has not written-off any contract receivables and, accordingly, does not have an allowance for doubtful accounts as of June 30, 2014.

Revenue Recognition

For the three and six month periods ended June 30, 2014, the Company’s contract revenues were generated primarily through research and development collaboration agreements, which typically may include non-refundable, non-creditable upfront fees, funding for research and development efforts, payments for achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

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

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of June 30, 2014, none of the Company’s products had been approved and therefore the Company had not earned any royalty revenue from product sales as of such date.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to the Company’s nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based vesting stock option awards and uses the straight-line (single-option) method for expense attribution. The Company uses a Monte Carlo valuation method to estimate the fair value of its market-based vesting performance stock option and restricted stock unit awards. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive shares. Diluted net loss per share includes the effect of all potential shares, consisting of stock options (including performance stock options), restricted stock units (including performance restricted stock units) and warrants outstanding for the period, determined using the treasury-stock method. For purposes of this calculation, potentially dilutive securities consisting of stock options, restricted stock units and warrants are considered to be potential shares and, for each period presented in these financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net loss per share:
Numerator:
Net loss	$(24,508)	$(14,096)	$(45,680)	$(29,174)
Denominator:
Weighted-average number of shares used in calculating net loss per share—basic and diluted	41,921,329	39,273,330	41,830,803	37,569,275
Net loss per share—basic and diluted	$(0.58)	$(0.36)	$(1.09)	$(0.78)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Common stock options and restricted stock units	6,273,923	5,056,549	6,273,923	5,056,549
Warrants to purchase common stock	125,206	980,072	125,206	980,072
	6,399,129	6,036,621	6,399,129	6,036,621

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard on accounting for share-based payments for performance-based stock awards, which will require that a performance target that affects vesting and that could be achieved after the required service period be treated as a performance condition. The Company does not currently have any performance-based stock awards that meet these conditions. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures.

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

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

June 30, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$12,061	$—	$—	$12,061
Federal agency securities	Level 2	99,557	36	—	99,593
Commercial paper	Level 2	11,893	6	—	11,899
Corporate debt securities	Level 2	6,757	—	(1)	6,756
Total available for sale securities		$130,268	$42	$(1)	$130,309
Classified as:
Cash and cash equivalents					$19,961
Short-term investments					106,445
Restricted investments, short-term					1,294
Long-term investments					215
Restricted investments, long-term					2,394
Total available for sale securities					$130,309

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$107,253	$—	$—	$107,253
Federal agency securities	Level 2	59, 341	2	(4)	59,339
Total available for sale securities		$166,594	$2	$(4)	$166,592
Classified as:
Cash and cash equivalents					$114,755
Short-term investments					35,574
Restricted investments, short-term					1,475
Long-term investments					11,856
Restricted investments, long-term					2,932
Total available for sale securities					$166,592

All cash equivalents, short-term investments and short-term restricted investments held at June 30, 2014 and December 31, 2013 had maturities as of these dates of less than one year. Long-term investments and long-term restricted investments had maturities as of these dates of more than one but less than two years.

None of the available for sale securities held as of June 30, 2014 have been in a continuous unrealized loss position for more than one year. As of June 30, 2014, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three and six months ended June 30, 2014 and 2013.

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

•                  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are either directly or indirectly observable; and

•                  Level 3—Unobservable inputs that reflect management’s assumptions and best estimates of inputs that market participants would use in pricing the asset or liability at the reporting date.

During the three and six months ended June 30, 2014 and June 30, 2013, there were no transfers between Level 1 and Level 2 financial assets. At June 30, 2014 and December 31, 2013, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. Federal agency securities, commercial paper and corporate debt securities (Level 2) are valued using third party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)

Accrued compensation	$2,867	$3,321
Accrued preclinical study and clinical trial costs	7,062	2,799
Other	2,420	2,311
Total accrued liabilities	$12,349	$8,431

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

The Company has certain agreements with contract research organizations and other parties with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third party claims. The Company accrues for known indemnification claims when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification claims based on historical activity. There were no accruals for or expenses related to indemnification claims for any period presented.

Legal Proceedings

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business.

6. Notes Payable

On June 7, 2013, the Company entered into a loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (the lenders, or together Hercules), providing for loans to the Company of up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million.

The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its previous loan. The Company elected not to draw the second tranche of $10.0 million, which was available to the Company from the closing date of the Loan Agreement until December 5, 2013. The Company also elected not to draw the third tranche of $5.0 million, which was available to the Company from the date of FDA approval of KERYDIN until August 6, 2014. The interest rate applicable to the loans outstanding under the Loan Agreement is a variable rate based upon the greater of either (i) 11.65% and (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. As a result of the FDA’s approval of KERYDIN in July 2014 (see Note 10), the end of the interest only period for payments under the Loan Agreement was automatically extended from January 1, 2015 to July 1, 2015. Equal monthly payments of principal and interest will begin at that time and continue through the scheduled maturity date of July 1, 2017.

The Company has paid Hercules financing and amendment fees of $0.6 million and incurred other debt issuance costs, including legal fees, of $0.5 million in connection with the Loan Agreement. These fees are being accounted for as a debt discount and deferred debt issuance costs, respectively. In addition, if the Company repays all or a portion of the loan prior to maturity, it will pay Hercules a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 2% if the prepayment occurs prior to June 7, 2015 or 1% if the prepayment occurs after such date but prior to July 1, 2017.

The Loan Agreement includes customary affirmative and restrictive covenants, and was amended in December 2013 to include a liquidity covenant requiring the Company to maintain certain minimum balances in its United States bank and investment accounts while at the same time increasing the amount of investments the Company is permitted to make in its foreign subsidiaries. The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest in or the value of the collateral and a material impairment of the prospect of repayment of the Company’s obligations under the Loan Agreement.

Upon the occurrence and during the continuance of an event of default, a default interest rate of an additional 5% applies to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the Loan Agreement.

The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company except intellectual property. The Company’s intellectual and other property is subject to certain negative pledge and other restrictions set forth in the Loan Agreement, subject to certain exceptions.

In connection with the Loan Agreement, the Company issued warrants to Hercules to purchase 528,375 shares of the Company’s common stock at an exercise price of $5.11 per share (the Warrants).

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

The interest on the loans outstanding under the Loan Agreement is calculated using the interest method with the debt issuance costs paid directly to Hercules (financing, amendment and legal fees) and the fair value of the warrants issued to Hercules treated as a discount on the debt. The Company’s debt issuance costs for legal fees and other debt-related expenses are included as prepaid expenses and other current assets and as other assets in the condensed consolidated balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other expense in the condensed consolidated statements of operations.

In June 2013, the Company recorded a loss of approximately $1.4 million on the early extinguishment of its previous loan facility. This loss was recorded as a loss on early extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Future payments as of June 30, 2014, prior to the extension of the interest only period, are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2014	$1,776
2015	13,890
2016	13,890
2017	7,029
Total minimum payments	36,585
Less amount representing interest	(6,585)
Notes payable, gross	30,000
Unamortized discount on notes payable	(1,549)
28,451
Less current portion of notes payable, including unamortized discount	(4,479)
Notes payable, less current portion	$23,972

The Company recorded interest expense related to all borrowings of $1.1 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2014 and 2013,  respectively. Included in interest expense for these periods was $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2014 and 2013, and $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2014 and 2013, for the amortization of the financing fees and debt discounts. The annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts, is 16.56%.

7. License, Research, Development and Commercialization Agreements

DTRA

On October 16, 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by the Company, Colorado State University and the University of California at Berkeley is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.5 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, the Company will apply its boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award is available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve and nineteen month periods, respectively. In August 2014, DTRA exercised the first option to fund the twelve month research extension.

Revenues recognized under the research agreement were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(unaudited)
Contract revenue:
Research and development funding	$887	$1,855
Total contract revenue	$887	$1,855

Gates Foundation

On April 5, 2013, the Company entered into a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and tuberculosis (TB) (the Gates Research Agreement). Under the Gates Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term (the Research Funding) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company is also responsible for creating, during the first 18 months following execution of the Gates Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the Library). Once the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the Library Access Services) for the subsequent five-year period.

Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the Advance Funds). These Advance Funds are replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the Pre-Contract Reimbursements). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and were included in the $17.7 million of Research Funding.

Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Gates Research Agreement will continue in effect until the later of five years from the effective date or the expiration of the Company’s specified obligation to provide access to the Library. Either party may terminate the Gates Research Agreement for the other party’s uncured material breach of the Gates Research Agreement.

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds)  (see Note 8). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its June 30, 2014 condensed consolidated balance sheet, the Company classified $2.4 million of the Stock Proceeds as long-term restricted investments and $1.1 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.2 million, as short-term restricted investments.

The Company evaluated the Gates Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables: the research activities, the 5-year Library Access Services and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration was allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company’s condensed consolidated balance sheets.

The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Gates Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. As of June 30, 2014, the Company has deferred revenue of $0.2 million related to the unspent Advance Funds and $0.4 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Contract revenue:
Amortization of Pre-Contract Reimbursements	$69	$55	$140	$55
Reimbursement for research costs	1,547	1,247	3,145	1,247
Total contract revenue	$1,616	$1,302	$3,285	$1,302

GSK

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK (the Master Amendment) to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK’s contract for government funding to support GSK’s further development of AN3365, provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase (LeuRS), as well as to add new programs for tuberculosis (TB) and malaria using the Company’s boron chemistry platform. As a result of the Master Amendment, the Company received a $5.0 million upfront payment in September 2011 and was eligible to receive additional milestone payments, bonus payments and research funding as described below, all of which, if earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

Under the terms of the Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company.

The Master Amendment added a new program for TB, pursuant to which GSK funded the Company’s TB research activities up until candidate selection. Once TB compounds met specified candidate selection criteria, GSK had the option to license such compounds and, upon exercise of such option, would become responsible for all further development and commercialization of such compounds.

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

On October 5, 2013, the research period under the collaboration agreement with GSK expired, except with respect to the TB program for which the research period has been extended to October 2014. The Company continues to work with GSK on the TB program. As of June 30, 2014, the Company has no deferred revenue associated with the GSK collaboration agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Contract revenue:
Reimbursement for research and patent costs	$—	$328	$34	$686
Total contract revenue	$—	$328	$34	$686

Lilly

In August 2010, the Company entered into a research, license and commercialization agreement with Lilly to collaborate on the discovery of products for a variety of animal health applications. Lilly will be responsible for worldwide development and commercialization of compounds advancing from these efforts. The Company received an upfront payment of $3.5 million in September 2010, which it had been recognizing over the expected four-year research term on a straight-line basis. The agreement allowed for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that had a duration dependent on whether the notice was delivered prior to or after the first regulatory approval of a product under the agreement.

In January 2014, Lilly notified the Company of the termination of the research term of the agreement. As a result, the Company revised the expected research term to end in April 2014, approximately five months earlier than estimated under the agreement. The remainder of the agreement remains in effect and Lilly retained its exclusive rights to the development of one of the two compounds it licensed from the Company (as described further below).

From August 2010 through June 30, 2014, the Company received $11.5 million in research funding under the agreement. The termination of the funding for the agreement became effective 90 days after the Company’s receipt of the termination notice discussed above, and ended Lilly’s obligation to make quarterly research payments.

In 2011 and 2012, Lilly licensed two development compounds from the Company and the Company was eligible to receive additional payments upon the occurrence of specified development and regulatory events for these compounds. The Company has determined that none of these contingent payments are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this agreement. In September 2013, Lilly notified the Company that it was ceasing further development of one of the two previously licensed compounds; Lilly granted the Company a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents.

As of June 30, 2014, the Company has no deferred revenue related to the upfront fee and no deferred revenue related to the research term funding.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Contract revenue:
Amortization of upfront fee	$30	$219	$480	$438
Research funding	50	750	800	1,635
Total contract revenue	$80	$969	$1,280	$2,073

Medicines for Malaria Venture

In March 2011, the Company entered into a three-year development agreement with Medicines for Malaria Venture (MMV) to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement to, among other things, specify that any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option. In January 2014, the research agreement was amended and extended through December 31, 2014. Under the amended agreement, MMV will no longer make advance payments to the Company and will now reimburse the Company quarterly in arrears for expenses incurred. As of June 30, 2014, the Company had no deferred revenue associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Contract revenue:
Research and development funding	$163	$215	$269	$291
Total contract revenue	$163	$215	$269	$291

8. Potentially Redeemable Common Stock and Stockholders’ Equity

Potentially Redeemable Common Stock

In connection with the Gates Research Agreement (see Note 7), the Company entered into the Purchase Agreement with the Gates Foundation pursuant to which the Company issued 809,061 shares of its common stock at a purchase price of $6.18 per share on April 5, 2013. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC, which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of termination of the Gates Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company (the Triggering Events), the Company will be obligated, among other remedies, to redeem for cash the Company’s common stock purchased in connection with the Gates Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. The redemption price per share would be the fair value per share of the Company’s common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. In connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 7).

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

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of June 30, 2014. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registration

In August 2013, the Company filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration). The Shelf Registration was declared effective by the SEC and permits the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

Preferred Stock

In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of its Initial Public Offering (IPO). As of June 30, 2014 and December 31, 2013, there was no preferred stock outstanding.

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014(1)	2013
	(unaudited)		(unaudited)
Research and development	$1,249	$741	$2,334	$1,166
General and administrative	1,942	514	5,593	848
Total	$3,191	$1,255	$7,927	$2,014

(1) Includes $3.0 million of expense relating to the modification of options held by the Company’s prior chief executive officer upon his resignation. See discussion of Stock Option Modification below.

For the three and six months ended June 30, 2014, the Company issued 40,022  and 183,846 shares of the Company’s common stock and received approximately $0.3 million and $0.8 million, respectively, in cash from the exercise of stock options. Total stock options (including Performance Stock Options (PSOs) as described below) granted for the three and six months ended June 30, 2014 were 356,000 options, which included no stock option grants to nonemployee advisors, and 1,786,628 options, which included stock option grants of 12,828 options to nonemployee advisors, respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options, other than PSOs, granted to employees and the Company’s nonemployee directors was $11.80 and $13.58 for the three and six months ended June 30, 2014, respectively.

At June 30, 2014, there were outstanding stock options to purchase 5,826,923 shares of the Company’s common stock. At June 30, 2014, the Company had $29.4 million and $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock option and restricted stock unit awards and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 3.1 years and 0.5 years, respectively. For the six months ended June 30, 2014, there were 43,063 shares of the Company’s common stock purchased under the ESPP. No shares were purchased under the ESPP during the three months ended June 30, 2014.

Stock Option Modification

In connection with the resignation of the Company’s former chief executive officer in March 2014, the Company’s board of directors approved an additional 18 months of vesting for his unvested stock options, or 223,542 stock options. These stock options would have otherwise expired upon termination. The Company’s board of directors also approved the extension of the post-termination period for the exercise of his vested stock options from three months to six months. As a result of these modifications, during the three months ended March 31, 2014, the Company recorded a one-time stock-based compensation expense of $3.0 million for the incremental value of the stock options vested and the extension of the post-termination exercise period.

Restricted Stock Units (RSUs), Performance Restricted Stock Units (PRSUs) and Performance Stock Options (PSOs)

During the six months ended June 30, 2014, the Company began issuing time-based vesting RSUs and market-based vesting PRSUs and PSOs. RSU and PRSU grants cannot be transferred, and until they vest, the underlying shares are subject to forfeiture if the grantee’s service with the Company terminates prior to the release of the applicable vesting restrictions. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based vesting PRSU and PSO grants. Time-based vesting RSUs are valued at the closing price of the Company’s common stock on the date of grant. The vesting conditions applicable to the Company’s outstanding RSUs, PRSUs and PSOs are as follows:

•                  One-fourth of the RSU grants will vest on each of the first four anniversaries of the applicable vesting commencement date, subject to the grantee’s continued service with the Company. Upon vesting of RSUs, the Company will issue to the grantee thereof one share of the Company’s common stock for each such RSU.

•                  Grants of PRSUs and PSOs made during the three months ended March 31, 2014 will vest in full, subject to the grantee’s continued service with the Company, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for the Company’s common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days. If such vesting condition is not met within such four-year period, such PRSU and PSO grants will expire. Once vested, each PSO provides the grantee with the right to purchase one share of the Company’s common stock at the applicable option exercise price. Upon vesting of PRSUs, the Company will issue to the grantee thereof one share of the Company’s common stock for each such PRSU.

The weighted-average fair values for these PSOs and PRSUs granted during the six months ended June 30, 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Six Months Ended June 30, 2014
	PSOs	PRSUs
	(unaudited)
Number of PSOs or PRSUs granted	100,000	50,000
Exercise price	$21.21	$ N/A
Risk-free interest rate	1.32%	1.32%
Volatility	60.20%	60.20%
Dividends	—	—
Weighted-average fair value per share of PSOs or PRSUs granted	$9.82	$17.87

The Company will recognize the estimated expense of these PSOs and PRSUs, as determined under the simulation models, over the expected life of the award, with no adjustment in future periods based upon the Company’s actual stock price over the performance period.

For the three and six months ended June 30, 2014, the Company granted 25,000 and 397,000 RSUs, respectively. The Company granted 50,000 PRSUs and 100,000 PSOs in the six months ended June 30, 2014. There were no PRSU or PSO grants made during the three months ended June 30, 2014.

10. Subsequent Events

On July 7, 2014, the FDA approved the New Drug Application for KERYDINTM (tavaborole) topical solution, 5% for the topical treatment of onychomycosis of the toenails.

On July 18, 2014, the Company entered into a Distribution and Commercialization Agreement (the Sandoz Agreement) with Sandoz Inc. (together with its affiliates, Sandoz), a Novartis company, pursuant to which Sandoz will distribute and commercialize KERYDIN in the United States on an exclusive basis. PharmaDerm, the branded dermatology business of Sandoz, will be responsible for the sales and marketing of KERYDIN.

Under the Sandoz Agreement, the Company is entitled to (i) upfront payments totaling $40 million (of which $15 million was payable upon entry into the Sandoz Agreement and $25 million is payable within 30 days thereof), (ii) a milestone payment of $25 million payable upon the later of (a) the 90th day following the successful fulfillment, as determined pursuant to the Sandoz Agreement, by the Company of Sandoz’s initial purchase order for KERYDIN and (b) January 5, 2015 and (iii) 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 the Company will start receiving gross profit sharing payments after the first $50 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles the Company to cumulative minimum gross profit sharing payments totaling $45 million for 2016. The Company is not entitled to cumulative minimum gross profit sharing payments in any other fiscal period under the Sandoz Agreement. Under the terms of the Sandoz Agreement, the Company will continue to hold the New Drug Application for, and be responsible for any further development of, KERYDIN and will supply KERYDIN to Sandoz at cost through the Company’s contract manufacturers, and Sandoz will be responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on the later of three years from the first commercial sale of KERYDIN or December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for specified events under the Sandoz Agreement.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Anacor Pharmaceuticals, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved drug, KERYDINTM (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (FDA) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive agreement with Sandoz Inc. (together with its affiliates, Sandoz), a Novartis company, pursuant to which Sandoz will distribute and commercialize KERYDIN in the United States. Our lead product candidate is AN2728, an investigational anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis.  We initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014.

Beyond KERYDIN and AN2728, we have discovered, synthesized and are developing six molecules. These include three wholly-owned investigational product candidates. AN2718 is an investigational topical antifungal, AN2898 is a backup compound to AN2728 and AN3365 is an investigational antibiotic for the potential treatment of infections caused by Gram-negative bacteria. We have also discovered three other investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company (Lilly) for the potential treatment of an animal health indication. The second compound, AN5568, is licensed to Drugs for Neglected Diseases initiative (DNDi) for the potential treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GlaxoSmithKline LLC (GSK) for development in tuberculosis (TB). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in earlier stages of research and pre-clinical development.

Recent Developments

On July 18, 2014, we entered into a Distribution and Commercialization Agreement (the Sandoz Agreement) with Sandoz Inc., a Novartis company, pursuant to which Sandoz will distribute and commercialize KERYDIN in the United States on an exclusive basis. PharmaDerm, the branded dermatology business of Sandoz, will be responsible for the sales and marketing of the drug. The Sandoz Agreement entitles us to (i) upfront payments totaling $40 million (of which $15 million was payable upon entry into the Sandoz Agreement  and $25 million is payable within 30 days thereof), (ii)  a milestone payment of $25 million payable upon the later of (a) the 90th day following the successful fulfillment, as determined pursuant to the Sandoz Agreement, by us of Sandoz’s initial purchase order for KERYDIN and (b) January 5, 2015 and (iii) 50% of the  gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we will start receiving gross profit sharing payments after the first $50 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments totaling $45 million for 2016.  We are not entitled to cumulative minimum gross profit sharing payments in any other fiscal period under the Sandoz Agreement. Under the terms of the Sandoz Agreement, we will continue to hold the New Drug Application (NDA) for, and be responsible for any further development of, KERYDIN and will supply KERYDIN to Sandoz at cost through our contract manufacturers, and Sandoz will be responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN.  The Sandoz Agreement also grants us an option to repurchase all rights in KERYDIN from Sandoz on the later of three years from launch or December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for specified events under the Sandoz Agreement.

On July 7, 2014, the FDA approved the NDA for KERYDINTM (tavaborole) topical solution, 5% for the topical treatment of onychomycosis of the toenails.

In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to design and discover new classes of systemic antibiotics. A drug discovery consortium formed by Colorado State University, the University of California at Berkeley and us is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.5 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award is available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve and nineteen month periods, respectively. In August 2014, DTRA exercised the first option to fund the twelve month research extension.

In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the Gates Foundation) to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Under the research agreement, the Gates Foundation will pay us up to $17.7 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we are responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which will be accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases as well as with respect to the specified neglected diseases in specified developed countries and would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from the effective date or the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of termination of the research agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to redeem for cash our common stock purchased in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. In addition, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

In September 2011, the Company amended and expanded its 2007 research and development collaboration with GSK to, among other things, add a new research program using our boron chemistry platform for TB. In September 2013, GSK selected a compound for further development in TB and will be responsible for all further development and commercialization of this compound. In October 2013, the research period under the agreement with GSK expired, except with respect to the TB program for which the research period has been extended to October 2014.

In August 2010, we entered into a research, license and commercialization agreement with Lilly to collaborate on the discovery of products for a variety of animal health applications. Pursuant to this agreement, Lilly licensed a development compound from us in December 2012 and will be responsible for all further development and commercialization of this compound. In January 2014, Lilly notified us of the termination of the research term of the agreement, effective April 2014, which was approximately five months earlier than the research period was originally expected to end. The remainder of the agreement, including provisions related to potential future payments and royalties, remains in effect and Lilly retains its exclusive rights to the development of the licensed compound.

We also have several collaborations with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds, receiving future incentives, such as the potential grant of a priority review voucher by the FDA, and ultimately, if a drug is approved, potential revenue in some regions. Our collaboration partners include DNDi to develop new therapeutics for sleeping sickness, visceral leishmaniasis and Chagas disease, Medicines for Malaria Venture (MMV) to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines (GALVMed) for the treatment of animal trypanosomiasis and the Liverpool School of Tropical Medicine for the treatment of river blindness and lymphatic filariasis. In 2011, DNDi completed pre-clinical studies of AN5568 for sleeping sickness and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial is currently in its final stages and, depending upon the results of that trial, a Phase 2/3 registration trial could be initiated as early as the first half of 2015.

Recent Litigation Settlement and Capital Markets and Financing Activities

In October 2013, we entered into a settlement agreement with Valeant Pharmaceuticals International, Inc. (Valeant) and Dow Pharmaceutical Sciences, Inc. (DPS), which was acquired by Valeant in December 2008, pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights, including the breach of contract dispute that we initiated under a master services agreement that we entered into with DPS in March 2004. In addition, we and Valeant, which acquired Medicis Pharmaceutical Corporation (Medicis) in December 2012, agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with a research and development option and license agreement that we entered into with Medicis in February 2011 (the Medicis Agreement), to terminate the Medicis Agreement effective immediately and to cause all rights and intellectual property under the Medicis Agreement to revert to us.

In June 2013, we entered into a loan and security agreement (Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (together, Hercules), providing for loans to us of up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our previous loan facility. We elected not to draw the second tranche of $10.0 million, which was available to us from the closing date of the Loan Agreement until December 5, 2013. We also elected not to draw the third tranche of $5.0 million, which was available to us from the date of FDA approval of KERYDIN until August 6, 2014.

In May 2013, we issued and sold 3,599,373 shares of our common stock, including 469,483 shares issuable pursuant to the exercise of an overallotment option, in a registered public offering. Our net proceeds from this offering were approximately $21.3 million, after deducting underwriting discounts and other offering costs.

In January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc. (Wedbush) under which we may, from time to time, offer and sell common stock having aggregate sales proceeds of up to $25.0 million. Through June 30, 2014, we have sold shares of our common stock under this agreement generating net proceeds of approximately $1.3 million, after deducting underwriting discounts and other offering costs. No shares were sold under this agreement during the six months ended June 30, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, income taxes, preclinical study and clinical trial accruals, accrued compensation, other contingencies and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during the six months ended June 30, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of stock-based compensation, which is discussed in greater detail below.

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock option awards granted to our nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of our time-based vesting stock option awards and use the straight-line (single-option) method for expense attribution. We estimate forfeitures and recognize expense only for those shares expected to vest.

During the three and six months ended June 30, 2014, we began to issue time-based vesting restricted stock units (RSUs), market-based vesting performance restricted stock units (PRSUs) and market-based vesting performance stock options (PSOs). RSU and PRSU grants cannot be transferred and, until they vest, the underlying shares are subject to forfeiture if the grantee’s service with us terminates prior to the release of the applicable vesting restrictions. The RSUs granted during the three and six months ended June 30, 2014 will vest in equal tranches on the first four anniversaries of the applicable vesting commencement dates, subject to the grantee’s continued service with us. Upon vesting of RSUs, we will issue to the grantee thereof one share of common stock for each such RSU. The PSOs and PRSUs granted in the three months ended March 31, 2014 will vest in full, subject to the grantee’s continued service with us, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for our common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days. If such vesting condition is not met within such four-year period, such PRSU and PSO grants will expire.  We use a Monte Carlo valuation method to estimate the fair value of our market-based vesting PSO and PRSU grants. We will recognize the estimated expense of PSOs and PRSUs, as determined under the simulation models, over the expected life of the award, with no adjustment in future periods based upon our actual stock price over the performance period. Time-based vesting RSUs are valued at the closing price of our common stock on the date of grant.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option grants, employee restricted stock units and employee stock purchase program (ESPP) stock purchase rights of $3.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively and $7.9 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. Included in the amounts for the six months ended June 30, 2014 was $3.0 million of stock based compensation relating to the modification of options held by the Company’s former chief executive officer upon his resignation. As of June 30, 2014, we had outstanding options (including PSOs) to purchase 5,826,923 shares of our common stock and 447,000 RSUs and PRSUs and had $29.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.1 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 3.1 and 0.5 years, respectively. There were 43,063 common shares purchased under the ESPP for the six months ended June 30, 2014. No shares were purchased under the ESPP during the three months ended June 30, 2014. We expect to continue to grant stock options, restricted stock units and ESPP stock purchase rights in the future, which will increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard on accounting for share-based payments for performance-based stock awards, which will require that a performance target that affects vesting and that could be achieved after the required service period be treated as a performance condition. We do not currently have any performance-based stock awards that meet these conditions. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance as of January 1, 2014 and its adoption did not have an effect on our financial statements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
	(in thousands)
Contract revenue	$2,931	$3,424	$(493)	$7,089	$5,132	$1,957
Research and development expenses(1)	19,261	10,146	9,115	35,196	21,305	13,891
General and administrative expenses(1)	7,095	5,086	2,009	15,423	9,802	5,621

Interest income	59	14	45	123	28	95
Interest expense	1,100	903	197	2,189	1,814	375
Loss on early extinguishment of debt	—	1,381	(1,381)	—	1,381	(1,381)
Other expense	42	18	24	84	32	52

(1)                     Includes the following stock-based compensation expenses:

Research and development expenses	$1,249	$741	$508	$2,334	$1,166	$1,168
General and administrative expenses	1,942	514	1,427	5,593	848	4,745

Comparison of Three Months Ended June 30, 2014 and 2013

Contract revenue. For the three months ended June 30, 2014, we recognized $1.6 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.9 million under our research contract with DTRA, $0.1 million for research funding under our collaboration with Lilly and $0.3 million for research performed under our agreements with not-for-profit organizations for neglected diseases. For the three months ended June 30, 2013, we recognized $1.3 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.7 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement, $0.3 million primarily for research funding under our collaboration with GSK and $0.9 million for research work performed under our agreements with not-for-profit organizations for neglected diseases.

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

For the three months ended June 30, 2014, research and development expenses increased by $9.1 million as compared to the same period in the prior year. In the second quarter of 2014, expenses for our AN2728 and KERYDIN programs increased by $7.3 million and $1.1 million, respectively, over the comparable quarter in 2013. The increase in AN2728 costs was primarily due to increased clinical trial and drug development activities, including the associated increase in internal efforts. In the second quarter of 2014, we were actively enrolling patients in two Phase 3 trials and a long-term safety trial for AN2728, as compared to the second quarter of 2013 when we were completing a less costly Phase 2 dose ranging trial and conducting start up activities for our Phase 1

Maximal Use Systemic Exposure (MUSE) and cardiac safety trials for AN2728. In the second quarter of 2014, we were manufacturing drug supplies for certain AN2728 regulatory activities and for our Phase 3 and long-term safety trials, as compared with a lower level of clinical- and regulatory-related drug supply activities in the same period of the prior year. For KERYDIN, the increase in costs for the second quarter of 2014 versus the same quarter in 2013 was primarily due to increased manufacturing activities related to our pre-commercialization and regulatory efforts, other pre-launch related activities and clinical trial costs. The increase in clinical trial costs for KERYDIN compared with the prior year quarter was due to our initiation in 2014 of a clinical study of KERYDIN to evaluate its efficacy, safety and local tolerability when treating mild-to-moderate toenail onychomycosis in conjunction with debridement, as needed. These increases were partially offset by a decrease in the costs associated with our Phase 3 trials of KERYDIN, which completed in 2013. In addition, we filed our NDA for KERYDIN in July 2013 and our consulting and internal efforts were higher in the second quarter of 2013, as compared to the second quarter of 2014, due to our NDA preparation activities. In connection with our entry into the Sandoz Agreement, we and Sandoz reviewed development plans for KERYDIN and made a commercial decision to terminate the recently-initiated KERYDIN debridement study. Given the early stage of the study at the time of termination, we believe that we will realize cost savings from the termination. The termination was not the result of any safety concerns or input or guidance from the FDA.

In the second quarter of 2014, our research and development expenses for our DTRA and Gates Foundation programs increased by $0.8 million and $0.3 million, respectively, over the same period in 2013. We entered into the Gates Foundation agreement in the second quarter of 2013 and the DTRA agreement in the fourth quarter of 2013. We also had an increase of $0.9 million in our spending on other research activities. These increases were partially offset by a decrease of $0.8 million in research expenses under our collaboration with Lilly due to the early termination of the research term and a decrease in spending on our GSK and neglected disease programs of $0.3 million and $0.2 million, respectively.

General and administrative expenses. The increase in general and administrative expenses of $2.0 million for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to increases of $1.4 million in stock-based compensation, $1.0 million in salaries, benefits and other compensation, $1.7 million in pre-launch sales, marketing and compliance expenses for KERYDIN and $0.2 million of other costs. The increase in other costs was related to our pre-launch commercialization efforts for KERYDIN. These increases were partially offset by a reduction of $2.3 million in legal fees compared to the second quarter of 2013, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

Interest income. The increase in interest income for the second quarter of 2014 compared to the same period in 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant.

Interest expense and early extinguishment of debt. Interest expense increased in the three months ended June 30, 2014 compared to the same period in 2013 due to the higher outstanding balance of our debt and a higher effective interest rate. Upon the early extinguishment of our debt under our previous loan facility in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

Other expense. Other expense increased in the second quarter of 2014 compared to the second quarter of 2013 due to higher amortization of deferred financing fees related to our expanded debt facility.

Comparison of Six Months Ended June 30, 2014 and 2013

Contract revenue. For the six months ended June 30, 2014, we recognized $3.3 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $1.9 million under our research contract with DTRA, $0.8 million for research funding and $0.5 million of the upfront fee under our collaboration with Lilly and $0.6 million for research performed under our agreements with not-for-profit organizations for neglected diseases. For the six months ended June 30, 2013, we recognized $1.3 million for research services performed under our research agreement with the Gates Foundation, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement, $1.6 million for research funding and $0.4 million of the upfront fee received under the Lilly agreement and $0.7 million primarily for research funding under our collaboration agreement with GSK. We also recognized $1.1 million for research work performed under research and development agreements with not-for-profit organizations for neglected diseases.

Research and development expenses. For the six months ended June 30, 2014, research and development expenses increased by $13.9 million as compared with the same period in the prior year, primarily due to increases in costs for our AN2728 program of $12.0 million. The increase in AN2728 costs in the first six months of 2014 as compared with the same period in the prior year was primarily due to increased clinical trial and drug development activities, including the associated increase in internal efforts. In the first half of 2014, we incurred costs associated with actively enrolling patients in two Phase 3 trials and a long-term safety trial for AN2728, as compared with lower costs in the first half of 2013 associated with our Phase 2 dose ranging trial and conducting start up activities for our Phase 1 MUSE trials and cardiac safety trials for AN2728. In addition, we were manufacturing drug supplies for certain regulatory activities and for our Phase 3 and long-term safety trials in the first half of 2014, as compared with a lower level of clinical- and regulatory-related drug supply activities in the same period of the prior year. Our costs for our KERYDIN program increased by $0.1 million in the first six months of 2014 as compared with the six months ended June 30, 2013 due to an increase in pre-commercialization and other  pre-launch related costs, partially offset by a decrease in our internal efforts, consulting and clinical trial expenses.  Costs for our Gates Foundation and DTRA programs increased by $1.3 million and $1.7 million, respectively, during the first six months of 2014 over the same period in 2013. The Gates Foundation contract was executed in April 2013 and the DTRA contract was executed in October 2013. We had a decrease of $1.8 million in research expenses under our collaboration with Lilly due to the early termination of the research term and a net decrease of $0.6 million in spending on our other research activities, including our GSK and neglected disease programs.

General and administrative expenses.  The increase in general and administrative expenses of $5.6 million for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to increases of $3.7 million in stock-based compensation and severance benefits related to the resignation of our former chief executive officer, $2.7 million in pre-launch sales, marketing and compliance activities for KERYDIN, $1.7 million in other stock-based compensation  and $1.8 million of other expenses including salaries, benefits, other compensation and consulting. These increases were partially offset by a reduction of $4.3 million in legal fees for the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

Interest income. The increase in interest income for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant.

Interest expense and early extinguishment of debt. Interest expense increased in the six months ended June 30, 2014 compared to the same period in 2013 due to the higher outstanding balance of our debt and a higher effective interest rate. Upon the early extinguishment of our debt under our previous loan facility in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

Other expense. Other expense increased in the first six months of 2014 compared to the first six months of 2013 due to higher amortization of deferred financing fees related to our expanded debt facility.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(36,332)	$(24,036)
Net cash used in investing activities	(59,388)	(8,693)
Net cash provided by financing activities	927	29,709
Net decrease in cash and cash equivalents	$(94,793)	$(3,020)

Net cash used in operating activities was $36.3 million and $24.0 million for the six months ended June 30, 2014 and 2013, respectively. The net cash used in operating activities for the first six months of 2014 reflected our net loss adjusted for noncash items plus the net changes in operating assets and liabilities during this period, including those related to increases in our long-term advance payments and accrued liabilities related to our clinical trials, and our payment of 2013 estimated income taxes. For the first six months of 2013, the net cash used in operating activities reflected our net loss adjusted for noncash items, which was partially offset by the net changes in operating assets and liabilities for the same period, including increases in our accounts payable and deferred revenue, partially offset by decreases in our clinical trial accrued liabilities.

Net cash used in investing activities was $59.4 million during the first six months of 2014 as purchases of investments with the proceeds from our settlement with Valeant and purchases of property and equipment exceeded the maturities of investments during this period. Our investing activities during the first six months of 2013 used net cash of $8.7 million, primarily related to the purchases of investments and property and equipment, net of the proceeds from the maturities of investments. In addition, for the six months ended June 30, 2013, we transferred $5.1 million related to the redeemable common stock proceeds and the research funding received from the Gates Foundation to restricted investments as a result of restrictions placed on the use of such funds pursuant to our Gates Foundation agreement.

Net cash provided by financing activities was $0.9 million for the first six months of 2014 compared to net cash provided by financing activities of $29.7 million in the first six months of 2013. The net cash provided by financing activities for the first six months of 2014 reflects proceeds from the exercises of stock options and employee stock plan purchases. The net cash provided by financing activities for the first six months of 2013 primarily reflects net proceeds of $21.3 million from the sale of our common stock in May 2013, net proceeds of $1.3 million from the sale of our common stock under our equity distribution agreement with Wedbush in the first quarter of 2013, net proceeds of $5.0 million from the issuance of shares of redeemable common stock to the Gates Foundation in April 2013 and the $30.0 million drawdown of the first tranche under our Loan Agreement with Hercules, partially offset by $28.2 million paid in respect of regularly scheduled principal payments and remaining obligations under our previous loan facility and  financing fees, debt issuance costs and loan fees associated with the Hercules Loan Agreement.

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

•                  the timely and successful launch of KERYDIN pursuant to the Sandoz Agreement;

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

If, over the next several years, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of the above-listed activities that we control.

We began business operations in March 2002. Since inception, we have not generated revenue from product sales and, as of June 30, 2014, we had an accumulated deficit of $176.1 million. Historically, we funded our operations primarily through the sale of equity securities, payments received under our collaborations and research agreements, government contracts and grants and contracts with not-for-profit organizations for neglected diseases, borrowings under our debt agreements and our settlement with Valeant. We expect to incur operating losses in future years as we continue to develop our drug candidates, including AN2728. We may require additional capital to fund research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be adequate to fund our operations for at least the next twelve months, we may also seek to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Contractual Obligations

Our contractual obligations consist primarily of obligations under lease agreements and our notes payable obligations. As a result of the FDA’s approval of KERYDIN in July 2014, the end of the interest only period for payments under our Loan Agreement with Hercules was automatically extended from January 1, 2015 to July 1, 2015.  Equal monthly payments of principal and interest will begin at that time and continue through the scheduled maturity date of July 1, 2017. Our other contractual obligations for 2014 and beyond have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014. The following table summarizes our contractual obligations at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Remainder of 2014	1 - 3 years	3 - 5 years	Thereafter
Contractual obligations:
Operating leases	$6,596	$921	$3,539	$2,136	$—
Notes payable	37,392	1,777	27,098	8,517	—
Total contractual obligations	$43,988	$2,698	$30,637	$10,653	$—

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investment portfolio as of June 30, 2014 is comprised of a money market fund, federal agency securities with minimum ratings of AAA or AA+, corporate bonds with minimum ratings of A2/A and commercial paper with minimum ratings of P1/A1. The remaining average maturity of the entire portfolio is 146 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

We have recorded a net loss of $45.7 million for the six months ended June 30, 2014 and do not expect to be profitable in 2014. With the exception of 2013, which was impacted by a significant legal settlement with Valeant Pharmaceuticals International, Inc. (Valeant), we have incurred net losses in each year since our inception, including net losses of approximately $56.1 million and $47.9 million for 2012 and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of approximately $176.1 million. Historically, we have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We do not expect to receive revenues relating to sales of KERYDIN under the Sandoz Agreement over the remainder of 2014 sufficient to offset our losses for the year, and cannot guarantee that payments under the Sandoz Agreement will be sufficient to offset losses in future years. While Sandoz will be responsible for selling, marketing, distribution, general and administrative costs and costs related to the commercialization of KERYDIN under the Sandoz Agreement, we expect that, as a general matter, both sales and marketing and research and development expenses for our other products will increase in the future as we progress such product candidates through clinical development into the commercialization stage, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, and as stated above, we expect to continue to experience net losses and negative cash flows in 2014. These losses and negative cash flows have had, and until we are profitable, will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration (FDA) to perform studies in addition to, or that are larger than, those that we currently expect. Whether we continue to incur future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from the Sandoz Agreement will depend in large part on the successful commercialization of KERYDIN. Prior to our entry into the Sandoz Agreement, we financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC (GSK), Schering Corporation (Schering), Eli Lilly and Company (Lilly), Medicis Pharmaceutical Corporation (Medicis), the Bill and Melinda Gates Foundation (the Gates Foundation) and the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and our arbitration settlement with Valeant. Revenues from our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to successfully develop and commercialize our product candidates, or if revenues from any product candidate that receives marketing approval, including KERYDIN, are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our products. In particular, under the Sandoz Agreement, Sandoz will be responsible for the distribution and commercialization of KERYDIN in the United States. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  the timely and successful launch of KERYDIN pursuant to the Sandoz Agreement;

•                  our ability to timely obtain and maintain regulatory approval for AN2728 or any of our other product candidates;

•                  competition from existing products or new products that may emerge, including Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

•                  our dependency on third party manufacturers to supply or manufacture our products;

•                  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

•                  market acceptance of KERYDIN or our product candidates;

•                  delays in the commencement, enrollment and timing of clinical testing for our product candidates, including our Phase 3 trials of AN2728 for the treatment of mild-to-moderate atopic dermatitis;

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

•                  our ability to receive approval and commercialize KERYDIN or our other product candidates outside of the United States;

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

The development and commercialization of pharmaceutical products is expensive. The costs include those associated with conducting preclinical and clinical trials, interactions with regulatory authorities and the expenses associated with product commercialization. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate and the timing of any potential product approval may be delayed.  Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may need to raise additional capital to fund our research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs associated with, our development, regulatory and commercial efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Unless and until we can generate a sufficient amount of revenue from our products, including sales of KERYDIN under the Sandoz Agreement, we expect to finance future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our research or development programs or our commercialization efforts and may not be able to make scheduled debt payments on a timely basis or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products or product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, the timing of our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the timely and successful launch of KERYDIN pursuant to the Sandoz Agreement;

•                  the outcome, timing and cost of regulatory approvals;

•                  the effects of competing technological and market developments, including Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

•                  the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•                  the cost of establishing sales, marketing and distribution capabilities for product candidates for which we may receive regulatory approval;

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the Phase 3 clinical trials of AN2728;

•                  the success of our collaborations and research agreements and the attainment of milestones and royalty payments, if any, under those agreements;

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

Our current loan and security agreement with Hercules (the Loan Agreement), which we entered into in June 2013, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure the performance of our obligations under the Loan Agreement, we granted a security interest over substantially all of our assets, other than our intellectual property assets, to the lenders. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment of the prospect of repayment or in the perfection or priority of the lenders’ lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Products and Product Candidates

If KERYDIN fails to timely achieve and sustain commercial success, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

KERYDIN is our first product to be approved by the FDA and will be our first commercialized product. Unless and until we successfully commercialize another product candidate or obtain approval to market KERYDIN, directly or through another collaboration, in jurisdictions outside of the United States, the payments that we receive under the Sandoz Agreement will constitute the entirety of our revenues from product sales. The amount of such payments will depend largely on the commercial success of KERYDIN, which will determine the level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement. In addition, Sandoz will be responsible for the distribution and commercialization of KERYDIN and will control sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We will have limited ability to control such decisions, which may affect the commercial success of KERYDIN. The commercial success of KERYDIN will depend on, and may be limited by, a number of factors, including the following:

•                  acceptance of and ongoing satisfaction with KERYDIN by the medical community, patients receiving treatment and third-party payers in the United States, and eventually in foreign markets to the extent we seek and receive marketing approvals abroad;

•                  KERYDIN’s market share;

•                  the extent and effectiveness of the development, sales and marketing and distribution support KERYDIN receives;

•                  the amount of resources and efforts utilized by Sandoz in relation to the commercialization of KERYDIN;

•                  the existence of competing products, including whether Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, or other competing products or therapies are prescribed in place of KERYDIN for certain patients or are perceived as superior or more cost-effective to KERYDIN by physicians or patients;

•                  adequate coverage or reimbursement for KERYDIN by government healthcare programs and third-party payers, including private health coverage insurers and health maintenance organizations; and

•                  the ability of patients to afford any required co-payments for KERYDIN.

As discussed above, we will have limited ability under the Sandoz Agreement to control decisions that may affect the commercial success of KERYDIN. If Sandoz is unable to timely and successfully launch KERYDIN, our revenues would be impacted and our business would be seriously harmed.

We cannot be certain that AN2728 or any of our other wholly-owned or partnered product candidates will receive regulatory approval, and without regulatory approval our product candidates will not be able to be marketed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates. Our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of our product candidates.

Currently, our lead product candidate is AN2728, an investigational anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis. We initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014. We may conduct lengthy and expensive Phase 3 clinical trials of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, GSK’s development of our partnered product candidate in tuberculosis (TB) and Lilly’s development program for our partnered animal health product candidate may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

The development of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The regulatory development and review process typically takes years to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. If AN2728 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, our submission of an NDA or our receipt of regulatory approval with respect to any product does not assure the commercial success of such product.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014. We can give no assurance that our future clinical trials for AN2728, or any of our other product candidates, will begin when expected or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Lilly, Drugs for Neglected Diseases initiative (DNDi) the Gates Foundation, DTRA or our potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If AN2728, AN5568, also referred to as SCYX-7158 for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, we are conducting standard cardiac safety monitoring in our Phase 3 clinical trials for AN2728. If the results of Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have limited experience in conducting Phase 3 clinical trials and we may be unable to submit NDAs for AN2728 and other product candidates we are developing.

We initiated our Phase 3 clinical trials of AN2728 for the treatment of mild-to-moderate atopic dermatitis in March 2014. The proper conduct of Phase 3 clinical trials is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. Although our NDA for KERYDIN was accepted for filing by the FDA in September 2013 and approved by the FDA in July 2014, we have limited experience in preparing, submitting and prosecuting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete additional planned clinical trials in a way that leads to an NDA submission, acceptance and approval of AN2728 or any of our other product candidates under development. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical trials may prevent us from or delay us in commercializing AN2728 and our other product candidates under development.

Undesirable side effects may delay or prevent marketing approval of our product candidates, require that our approved products be taken off the market or otherwise limit the sales of our approved products.

Unforeseen side effects may arise during clinical development or after an approved product has been marketed. For example, during our clinical trials for KERYDIN, a small number of patients being treated for onychomycosis experienced some skin irritation around their toenails. In addition, a small number of patients who received AN2728 during our clinical trials experienced some skin irritation. The range and potential severity of possible side effects from systemic therapies is generally greater than for topically administered drugs. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If undesirable or unacceptable side effects caused by our product are identified after such product receives marketing approval:

•                  regulatory authorities may require changes to the label, including the inclusion of specific warnings or contraindications, and may issue field alerts to physicians and pharmacies;

•                  we may be required to change the way the product is administered or conduct additional clinical trials;

•                  we or contractual partners may be subject to limitations on how the product may be promoted;

•                  sales of the product may decrease significantly;

•                  regulatory authorities may require us to take our approved product off the market;

•                  we may be subject to litigation or product liability claims; and

•                  our reputation may suffer.

Any of these events could prevent us, Sandoz, GSK, Lilly, the Gates Foundation, DTRA or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We, GSK, Lilly, the Gates Foundation, DTRA or our potential future partners may be unable to successfully submit NDAs in the United States or marketing approval applications or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that any marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, recommendations made in regulatory advice letters, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. For example, if preclinical results suggest a potential for drug-drug interactions (DDI), clinical trials are generally conducted to assess the likelihood of DDI and their potential impact on product safety. Although, to date, we have not been requested to perform DDI studies by the FDA, we nevertheless completed a clinical DDI study in February 2014 demonstrating that AN2728 and metabolites do not interact with cytochrome P450 subtype 2C9. However, if any DDI studies are required, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

If any of our product candidates for which we receive regulatory approval, including KERYDIN, do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.

The commercial success of KERYDIN and our product candidates such as AN2728, if approved, will depend upon the acceptance of these products among physicians, patients and healthcare payors. The degree of market acceptance of our approved products will depend on a number of factors, including:

•                  limitations or warnings contained in the FDA-approved labeling for our products;

•                  changes in the standard of care for the targeted indications for any of our products;

•                  limitations in the approved indications for our products;

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

•                  adverse publicity about our products or favorable publicity about competitive products;

•                  lack of convenience and ease of administration of our products; and

•                  potential product liability claims.

If our approved products do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and healthcare payors on the benefits of our products may require significant resources and may never be successful. We can provide no assurances regarding the level of acceptance that KERYDIN will receive among physicians, healthcare payors and patients. Additionally, our product candidates intended for use against neglected diseases, such as AN5568 for sleeping sickness and our product candidate for TB are not expected to generate significant revenues, if any.

We have never marketed a drug before, and if we are unable to establish an effective commercial infrastructure or enter into acceptable third party sales and marketing or licensing arrangements, we may not be able to commercialize our product candidates successfully.

The marketing and sales of pharmaceutical products in specific U.S. specialty markets requires a commercial infrastructure and the implementation of such infrastructure requires substantial resources and time. Historically we have not had any sales, distribution or marketing capabilities. Under the Sandoz Agreement, Sandoz will be responsible for the distribution and commercialization of KERYDIN in the United States. However, to the extent we are successful in our clinical trials and are able to gain approval for AN2728 or our other product candidates, we intend to continue to evaluate how best to commercialize our products, whether through the establishment of our internal infrastructure, partnerships with third party organizations or a combination of both. The costs of any such internal structure in advance of any approval of our product candidates could be significant. In addition to the risk and expense of establishing sales capabilities in advance of commercial launch, we may not be able to hire a commercial organization that has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing capability, our operating results may be adversely affected. In addition, we continue to evaluate entering into sales and marketing or licensing arrangements with third parties for non-specialty markets in the United States and for the international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets and the potential product revenues for our products would be reduced.

We expect that our existing and future approved products will face competition and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our products. We expect any future products we develop to compete on the basis of, among other things, product efficacy, safety, price and convenience. For example, we expect that KERYDIN will face competition from Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, and we can provide no assurances regarding the level of acceptance that KERYDIN will receive among physicians, healthcare payors and patients as compared to Jublia.

Compared to us, many of our potential competitors, including Valeant, have substantially greater:

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

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our products.

We expect that KERYDIN will face competition from Jublia, as well as other currently marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds. KERYDIN will also compete with lasers, which have received clearance from the FDA for the temporary increase of clear nail in patients with onychomycosis and with over-the-counter products. There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with KERYDIN, as well as several companies pursuing various devices for onychomycosis, including laser technology. For example, 10% Luliconazole Solution from Topica Pharmaceuticals, Inc. is currently in a Phase 2b/3 clinical trial to evaluate efficacy and safety of two different dosing regimens.  If approved for the treatment of mild-to-moderate atopic dermatitis and/or psoriasis, AN2728 may compete against a number of approved treatments. For mild-to-moderate atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 may one day also compete against systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), Otezla (apremilast), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Humira (adalimumab), brodalumab and dupilumab. A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments. In addition, each of our product candidates may compete against product candidates currently under development by other companies.

Even if a generic product or an over-the-counter product is less effective than our product, a less effective generic or over-the-counter product may be more quickly adopted by health insurers and patients than our competing product based upon cost or convenience.

Reimbursement decisions by healthcare payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, including KERYDIN, it is less likely that our products will be widely used.

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

Current treatments for onychomycosis are often not reimbursed by healthcare payors. We do not know the extent to which KERYDIN will be reimbursed. Reimbursement decisions by healthcare payors may have an effect on pricing and market acceptance. Our product candidates, such as AN2728, also will be subject to uncertain reimbursement decisions by healthcare payors. Our products are less likely to be used if they do not receive adequate reimbursement.

The market for our products and product candidates may depend on access to healthcare payors’ drug formularies, or lists of medications for which healthcare payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Healthcare payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

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

Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that following KERYDIN’s launch, some of our revenue may be derived from United States government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

We currently expect that a portion of the market for our products will be outside the United States. Our products approved in the United States and product candidates may never receive approval or be commercialized outside of the United States.

We may enter into sales and marketing arrangements with third parties for international sales of approved products. To market and commercialize any products outside of the United States, we or any third parties that are marketing or selling our products must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The regulatory approval process in other countries may include all of the risks detailed in these risk factors regarding failure to obtain FDA approval in the United States as well as other risks such as those relating to the pricing of any such product, which will likely require negotiations with foreign governments or agencies of such governments prior to commercialization in these countries. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. In addition, regulatory approval often involves further efforts to obtain adequate pricing or reimbursement from regulatory authorities in foreign jurisdictions. As a result, regulatory risks include the possibility that our product candidates may not be approved for all indications requested, or at all, which could limit the uses of our approved products and have an adverse effect on our product sales and potential royalties.

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if regulatory approval is obtained for any of our product candidates, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our products may include a restriction on the term of its use, or it may not include one or more of our intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.

Our approved products will be subject to ongoing regulatory requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. Furthermore, any post-approval changes that we may seek to make to an approved NDA, including KERYDIN’s NDA, such as a change in the manufacturing site, manufacturing process, drug specifications, drug container, drug packaging or labeling, are subject to varying degrees of FDA review depending on the categorization of the change as a “major change”, “moderate change” or “minor change”. We can offer no assurances that any such proposed change will be accepted or approved by the FDA, and failure to obtain such acceptance or approval may have a material adverse effect on our business or results of operations. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP). As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We also will be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for our products.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If any of our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, the occurrence of any of the foregoing, even if promptly remedied, could negatively impact the perception of us or the relevant product among the medical community, patients or third-party payors.

We currently are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, and federal and state physician payment disclosure laws that, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

We are subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FFDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include Anti-Kickback statutes and false claims statutes.

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

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved and, thus, non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Federal “sunshine” laws require transparency regarding financial arrangements with health care providers, including requiring applicable manufacturers of covered drugs to comply with applicable reporting and disclosure requirements regarding payments and any other “transfer of value” made or distributed to prescribers, physicians, teaching hospitals and other health care providers. Several states have similar healthcare professional aggregate spend reporting obligations or prohibitions that require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe satisfies the California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The FDA’s Office of Prescription Drug Promotion (OPDP), formerly the Division of Drug Marketing, Advertising, and Communications, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug’s effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information. In addition, we may not promote our products for indications or uses for which they do not have approval. If a regulatory agency disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market.

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

While Sandoz will be responsible for sales and marketing activities associated with the commercialization of KERYDIN in the United States, we may in the future employ, or contract with a contract sales organization that employs, the sales representatives who promote our drug products. We expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives or sales organizations. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions.

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

•                  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required as of August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services required as of June 30, 2014 and by the 90th day of each subsequent calendar year;

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

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our products or product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our products, which may adversely affect our results of operations.

Risks Related to Our Dependence on Third Parties

We are dependent on Sandoz for the distribution and commercialization of KERYDIN in the United States, and our ability to generate revenues from KERYDIN will depend on sales of this product by Sandoz in the United States.

Unless and until we obtain approval to market KERYDIN, directly or through another collaboration, in jurisdictions outside of the United States, our ability to generate revenue from KERYDIN will depend on payments that we receive from Sandoz under the Sandoz Agreement. Under the Sandoz Agreement, we are entitled to, among other things,  50% of the gross profits  (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we will start receiving gross profit sharing payments after the first $50 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments totaling $45 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments in any other fiscal period under the Sandoz Agreement. The level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement will depend on the level of commercial success that KERYDIN achieves. Sandoz will be responsible for the distribution and commercialization of KERYDIN and will control sales (including setting the price for KERYDIN), marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We will have limited ability to control such decisions, which may affect the commercial success of KERYDIN. If Sandoz does not devote sufficient resources to the commercialization of KERYDIN, is ineffective in doing so or is otherwise unable to timely and successfully commercialize KERYDIN, our operating results would be materially and adversely affected. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days prior written notice, subject to the payment to us (to the extent then unpaid) of any milestone payment and minimum gross profit sharing amounts. Accordingly, there can be no assurance that Sandoz will continue to distribute and commercialize KERYDIN through the full initial term of the Sandoz Agreement (or any renewal term thereof).

We are dependent on our existing third party collaborations and research agreements to fund additional development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements. These research collaborations may fail to successfully identify product candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds. In the event our collaborator does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

Currently, we have two significant ongoing collaboration and research agreements: an April 2013 research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB and an October 2013 research agreement with DTRA to design and discover new classes of systemic antibiotics. In addition, while the research period under our 2007 collaboration agreement with GSK expired in October 2013, GSK selected a compound for further development in TB in September 2013 and will be responsible for all further development and commercialization of this compound. Similarly, while the research term under our 2010 research, license and commercialization agreement with Lilly ended in April 2014, Lilly licensed a development compound for an animal health indication from us in December 2012 and will be responsible for all further development and commercialization of this compound.

During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA award, after the initial term of eleven months and twelve month research extension, DTRA has the sole option to fund the research for a subsequent nineteen month period. We can offer no assurance that DTRA will exercise the option to fund the nineteen month research extension. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

If our collaboration partner elects to license or develop a compound, like GSK and Lilly have, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product candidates and, in some cases, would owe our previous partner royalties if we succeeded in commercializing any such product candidates. For example, in September 2013, Lilly notified us that it was ceasing further development of the compound licensed in August 2011 for an animal health indication. There can be no assurance that our partners will not terminate development candidates remaining under license in our existing collaboration agreements.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we routinely evaluate the establishment of collaborations for development and commercialization of product candidates and research programs. For example, in July 2014, we entered into the Sandoz Agreement, pursuant to which Sandoz will distribute and commercialize KERYDIN in the United States. In addition, if AN2728 or any of our other product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties targeting podiatrists, dermatologists, other specialty and non-specialty markets in the United States and internationally, or we may develop our own sales force targeting such markets. If we are unable to enter into any such arrangements with third parties on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements such as our arrangement with Sandoz are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our products or product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the commercialization and development of our products or product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our products or product candidates, we may incur increased costs, we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

We depend on third party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource substantial portions of our operations to third party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical trials and various preclinical studies, as well as certain medical affairs activities. In addition, under the Sandoz Agreement, Sandoz will be responsible for the distribution and commercialization of KERYDIN in the United States, as well as certain governmental reporting obligations associated therewith.

Because we have relied on third parties, unless and until we establish our internal infrastructure, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. If these third-party service providers fail to comply with applicable laws and regulations, fail to provide us with timely and accurate information or otherwise do not carry out their contractual duties to us, it could impact our ability to comply with applicable state and federal laws, which could expose us to liability and adversely affect our business. In addition, our agreements with contract research organizations and other third parties with which we do business often contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third party claims.  To the extent that we are subject to a claim under such an indemnification provision, our financial condition and results of operations could be materially adversely affected.  The use of third party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third- party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third party providers. To the extent we are unable to identify, retain and successfully manage the performance of third party service providers in the future, our business may be materially adversely affected.

We have limited, if any, experience manufacturing active pharmaceutical ingredients and products or product candidates on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our products and product candidates and our supply chain. If we experience problems with any of these suppliers, the manufacturing of our products such as KERYDIN or product candidates could be delayed.

We do not own or operate facilities for the manufacture of KERYDIN or other products or product candidates. We have a small number of personnel with experience in drug product manufacturing. We outsource to a third party the active drug substance manufacturing for KERYDIN.  In addition, pursuant to our manufacturing agreement with DPT Laboratories, Ltd. (DPT), we outsource to DPT the manufacturing and packaging of drug product for KERYDIN. Any inability by our third party manufacturers to supply sufficient quantities of the active drug substance or drug product could adversely affect product commercialization and delay certain payments under the Sandoz Agreement. In addition, we currently outsource all active drug substance and drug product manufacturing and packaging of our preclinical and clinical product candidates such as AN2728 to third parties and intend to continue to do so. We also outsource to third parties the active drug substance and drug product manufacturing for AN2728 and our other product candidates. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We rely on single source suppliers, including DPT, for our current requirements of active pharmaceutical ingredients (API) and drug product for KERYDIN and AN2728 under manufacturing agreements. In the event that the parties cannot agree to the terms and conditions for these suppliers to provide some or all of our clinical and commercial supply needs of API and drug products, or we are unable to renew or continue on terms acceptable to us, or at all, existing agreements with such suppliers following the expiration of their terms, we would not be able to manufacture API and drug products until alternative suppliers are identified and qualified, which could delay the further development of, and impair our ability to commercialize, these products and, in the case of KERYDIN, delay certain payments under the Sandoz Agreement. For example, the initial term of our manufacturing agreement with DPT is currently expected to expire on December 31, 2019 and, while the agreement contains automatic renewal provisions, there can be no assurance that DPT will allow the agreement to continue past its initial term on terms acceptable to us, or at all. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our products and product candidates, as well as for products and product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product or product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured a product or product candidate ourselves, including:

•                  the possible breach of the manufacturing agreements by the third parties because of factors beyond our control;

•                  the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities;

•                  the potential that such third parties will encounter difficulties in achieving volume production, quality control and quality assurance, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of our products and product candidates;

•                  the potential failure by such third parties to establish and follow FDA-mandated cGMPs or the failure to document their adherence to cGMPs, either of which could require costly recalls of products already having received approval, lead to significant delays in the availability of material for commercial or clinical study needs or delay or prevent marketing approval for our product candidates;

•                  the potential failure by such third parties to consistently produce quality batches of the product in accordance with the current manufacturing process. If modifications are required to the manufacturing processes or facilities, approval of a new or supplemental NDA may be required; and

•                  the potential that such third parties may encounter financial difficulties that would interfere with their obligations to supply our products and product candidates.

In addition, the manufacturing facilities of certain of our suppliers, including the manufacturer of active drug substance for KERYDIN, are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

Any of these factors could result in significant delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or the commercialization of our products, which could have a material adverse effect on our financial condition and results of operations.

If we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are substantially dependent on third party vendors and contract research organizations for preclinical studies and clinical trials related to our drug discovery and development efforts. If we lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the commercialization and development of our products or product candidates could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our products and product candidates and the methods used to manufacture them, as well as successfully defending these patents against third party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system and creating a post-grant opposition process to challenge patents after they have been issued. This Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;

•                  we might not have been the first to make the inventions covered by our pending patent applications;

•                  we might not have been the first to file patent applications for these inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  any patents that we obtain may not provide us with any competitive advantages or exclusivity in a particular product area;

•                  we may not develop additional proprietary technologies that are patentable; and

•                  the patents of others may have an adverse effect on our business.

As of June 30, 2014, we are an owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

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

We currently hold issued trademark registrations and have trademark applications pending in the United States and other countries, which may be subject to government or third party objections that could prevent the issuance or maintenance of the applications or registrations. In addition, from time to time, parties may assert trademark or other intellectual property infringement claims against us in the form of letters, lawsuits and other forms of communication. If there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

Furthermore, if we are unable to prevent third parties from adopting, registering or using trademarks that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

Third parties may in the future seek FDA approval to market generic versions of our products, including KERYDIN, through an abbreviated new drug application (ANDA) and challenge the patents protecting our products. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be held invalid, unenforceable and/or not infringed, and generic versions of our products could be launched prior to the expiration of our patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in such activities, including making or selling our products or product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents and we may have indemnification obligations to our commercial partners in such circumstances.

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

Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology or first to file an application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a patent application on inventions similar to ours, we may have to participate in litigation, interference, or other proceedings to determine our right to a patent. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our patent position with respect to such inventions.

Patents covering the composition of matter of tavaborole and AN2718 that were owned by others have expired. Our patent applications and patents include or support claims on other aspects of tavaborole or AN2718, such as pharmaceutical formulations containing tavaborole or AN2718, methods of using tavaborole or AN2718 to treat disease and methods of manufacturing tavaborole or AN2718. Without patent protection on the composition of matter of tavaborole or AN2718, our ability to assert our patents to stop others from using or selling tavaborole or AN2718 may be limited.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. For example, in our legal proceedings with Valeant, we spent considerable resources, including management time, in the proceedings before reaching a settlement agreement with Valeant in October 2013 pursuant to which Valeant paid us $142.5 million to settle all existing and related future claims against Valeant, including claims for damages previously awarded to us pursuant to a prior arbitration ruling, and we agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole.

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our research agreements with the Gates Foundation and DTRA, and, in the case of those funded research activities, we could ultimately share or lose the rights we do have under certain circumstances.

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

Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. We receive research funding from DNDi, which requires that we share rights with DNDi. For example, we have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe (DNDi Territory). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness. The boron-containing compounds being studied in our DNDi collaboration are structurally distinct from our other clinical product candidates. Currently, none of our existing product candidates under development are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds under development in our MMV collaboration are currently structurally distinct from our clinical product candidates and none of our existing clinical product candidates are being considered for use in the MMV collaboration.

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

Under our DTRA collaboration, we will design and discover new classes of systemic antibiotics under a drug discovery consortium formed by us, Colorado State University (CSU) and the University of California at Berkeley (UCB). Our research efforts under the DTRA collaboration are subject to co-ownership rights with CSU, UCB and the U.S. Government.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.

As of June 30, 2014, we jointly own 1 U.S. patent, 2 provisional U.S. patent applications and 1 international (PCT) patent application with one of our collaborators. Under a separate collaboration, we jointly own 1 international (PCT) patent application and 2 non-U.S. patent applications. The rights of our collaborators to these patents, applications, and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Risks Related to Employee Matters and Managing Growth

We may need to expand certain of our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we increase the number of product development programs we have underway and advance our products and product candidates through development and commercialization, we may need to increase our product development, scientific, regulatory, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects may require that we:

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

We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The growth of our operations and our initial public offering created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to create the level of segregation of duties customary for a U.S. public company.

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

Other Risks Relating to Our Business

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product or product candidate and may have to limit its commercialization.

The sale of approved products, including KERYDIN, and the use of our product candidates in clinical trials expose us to the risk of product liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•                  recall of products;

•                  decreased demand for our products or product candidates and loss of revenues;

•                  the inability to commercialize our products;

•                  substantial litigation costs;

•                  withdrawal of clinical trial participants;

•                  termination of clinical trial sites or entire trial programs;

•                  substantial monetary awards to patients or other claimants;

•                  impairment of our business reputation; and

•                  diversion of management and scientific resources from our business operations.

We have obtained limited product liability insurance coverage for the commercial sale of our products, including KERYDIN. In addition, we have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and materially adversely affect our business.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together beneficially own a significant percentage of our common stock based on reports filed with the SEC. While this does not represent a majority of our outstanding common stock, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

If we raise additional capital by issuing securities in the future, such as under our existing equity distribution agreement, it will cause dilution to existing stockholders and may cause our share price to decline.

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in January 2013, we entered into an equity distribution agreement with Wedbush Securities Inc. (Wedbush) pursuant to which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $25.0 million. Through June 30, 2014, we have sold shares of our common stock under this agreement generating net proceeds of approximately $1.3 million, after deducting underwriting discounts and other offering costs. No shares were sold under this agreement during the six months ended June 30, 2014. The number of shares ultimately offered for sale by Wedbush is dependent upon the number of shares that we elect to sell through Wedbush under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock through Wedbush under the agreement may cause the trading price of our common stock to decline.

Additionally, and separate from our equity distribution agreement with Wedbush, in April 2013 and May 2013, we sold shares of our common stock for net proceeds of approximately $5.0 million and $21.3 million, respectively. To the extent that we raise additional capital by issuing equity securities under the agreement with Wedbush or otherwise, our stockholders will experience additional dilution, and any such issuances, or the perception that we may engage in such issuances, may result in downward pressure on the price of our common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited by the terms of our Loan Agreement with Hercules.

Our share price may be volatile and could decline significantly.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•                  the timely and successful launch of KERYDIN pursuant to the Sandoz Agreement;

•                  problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of KERYDIN or product candidates that are available to patients;

•                  announcement of FDA approval or non-approval of our product candidates, and the timing of the FDA review process;

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

In the event of termination of the research agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. If we are required to repurchase such shares of common stock, our financial condition could be materially and adversely affected.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014	ANACOR PHARMACEUTICALS, INC.
/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
10.37†	Manufacturing Agreement, dated as of April 18, 2014, between DPT Laboratories, Ltd. and the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(3)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

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