Form 10-Q
period 2014-09-30
Anacor Pharmaceuticals, Inc.
filed 2014-11-07
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 30, 2014, there were 42,897,186 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2014	2013 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,858	$114,755
Short-term investments	124,021	35,574
Restricted investments, short-term	1,071	1,475
Contract receivables	2,012	1,324
Inventory	1,366	—
Prepaid expenses and other current assets	4,234	2,286
Total current assets	149,562	155,414
Long-term investments	4,624	11,856
Restricted investments, long-term	2,362	3,155
Property and equipment, net	1,712	1,458
Other assets	373	282
Total assets	$158,633	$172,165

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,091	$4,708
Accrued liabilities	15, 831	8,431
Income taxes payable	—	1,706
Deferred revenue	4,071	1,115
Deferred rent	306	269
Total current liabilities	24,299	16,229
Notes payable	28,646	28,018
Deferred revenue, less current portion	36,304	315
Deferred rent, less current portion	983	1,219

Commitments and contingencies

Redeemable common stock	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	42	41
Additional paid-in capital	270,846	251,839
Accumulated other comprehensive income (loss)	29	(2)
Accumulated deficit	(207,468)	(130,446)
Total stockholders’ equity	63,449	121,432
Total liabilities, redeemable common stock and stockholders’ equity	$158,633	$172,165

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Research contracts	$2,889	$3,611	$9,978	$8,743
Distribution and commercialization agreement	1,066	—	1,066	—
Total revenues	3,955	3,611	11,044	8,743

Operating expenses:
Cost of goods sold	202	—	202	—
Research and development	19,521	12,460	54,717	33,765
Selling, general and administrative	7,707	6,809	23,130	16,611
Trademark agreement	6,800	—	6,800	—
Total operating expenses	34,230	19,269	84,849	50,376

Loss from operations	(30,275)	(15,658)	(73,805)	(41,633)
Interest income	66	15	189	43
Interest expense	(1,089)	(1,135)	(3,278)	(2,949)
Loss on early extinguishment of debt	—	—	—	(1,381)
Other expense	(44)	(31)	(128)	(63)
Net loss	$(31,342)	$(16,809)	$(77,022)	$(45,983)
Net loss per share — basic and diluted	$(0.74)	$(0.41)	$(1.83)	$(1.19)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	42,318,906	40,586,376	41,995,292	38,586,027

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net loss	$(31,342)	$(16,809)	$(77,022)	$(45,983)
Change in unrealized (loss) gain on investments	(12)	13	31	4
Comprehensive loss	$(31,354)	$(16,796)	$(76,991)	$(45,979)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(77,022)	$(45,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	400
Amortization of debt discount and debt issuance costs	755	576
Stock-based compensation	11,669	3,303
Amortization of premium on investments	840	286
Accrual of final payment on notes payable	—	318
Noncash loss on early extinguishment of debt	—	1,175
Changes in assets and liabilities:
Contract receivables	(688)	(558)
Inventory	(1,366)	—
Prepaid and other current assets	(2,117)	776
Other assets	—	(331)
Deferred financing costs	—	(129)
Accounts payable	(617)	2,090
Accrued liabilities	7,400	1,116
Income taxes payable	(1,706)	—
Deferred revenue	38,945	35
Deferred rent	(199)	394
Net cash used in operating activities	(23,749)	(36,532)

Investing activities
Transfers from (to) restricted investments, net	1,197	(4,456)
Purchases of investments	(160,724)	(39,025)
Maturities of investments	78,700	45,315
Acquisition of property and equipment	(611)	(101)
Net cash (used in) provided by investing activities	(81,438)	1,733

Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	—	4,952
Proceeds from the sale of common stock, net of issuance costs	—	22,607
Proceeds from issuance of notes payable	—	30,000
Principal payments on notes payable	—	(25,716)
Final payment on notes payable	—	(1,650)
Payment of financing fee, debt issuance costs and loan fees	(50)	(877)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	7,340	1,223
Net cash provided by financing activities	7,290	30,539

Net decrease in cash and cash equivalents	(97,897)	(4,260)
Cash and cash equivalents at beginning of period	114,755	10,335
Cash and cash equivalents at end of period	$16,858	$6,075

Supplemental disclosure of cash flow information
Cash paid for interest, including final payment on notes payable	$2,660	$3,853
Supplemental disclosure of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	$—	$1,815

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s first approved drug, KERYDINTM (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (FDA) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement (the Sandoz Agreement) with Sandoz Inc. (together with its affiliates, Sandoz), a Novartis company, pursuant to which Sandoz distributes and commercializes KERYDIN in the United States.  In September 2014, KERYDIN was launched in the United States by Sandoz pursuant to the Sandoz Agreement.  The Company’s lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. The Company initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014. Beyond KERYDIN and AN2728, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company (Lilly) for the potential treatment of an animal health indication.  The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (DNDi) for the potential treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GlaxoSmithKline LLC (GSK) for development in tuberculosis (TB). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include three wholly-owned investigational product candidates. AN2718 is an investigational topical antifungal, AN2898 is an investigational non-steroidal topical PDE-4 inhibitor and AN3365 is an investigational Gram-negative antibiotic.

As of September 30, 2014, the Company had an accumulated deficit of $207.5 million. The Company may require additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates. Management believes that the Company’s existing capital resources, including the net proceeds remaining from the Company’s October 2014 issuance of Convertible Notes (as defined below) after repayment of the Loan Agreement (as defined below) (see Note 12), together with the payments it is expected to receive based on sales of KERYDIN under the Sandoz Agreement, will be sufficient to meet its anticipated operating requirements for at least the next twelve months. In the future, the Company may elect to finance its cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the results included in the condensed consolidated financial statements for the interim periods presented. The December 31, 2013 balance sheet is derived from the audited financial statements for the year ended December 31, 2013 but does not include all the disclosures necessary for audited financial statements. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim period or for any future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical study and clinical trial accruals, accrued compensation, stock compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Under its facility lease agreements, the Company is required to deliver letters of credit securing the performance of its obligations thereunder. At both September 30, 2014 and December 31, 2013, these letters of credit were secured by approximately $0.2 million of long-term restricted investments.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company’s long-term notes payable under its Loan Agreement approximate their fair values at September 30, 2014 and December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company’s cash and cash equivalents, short-term investments, long-term investments and restricted investments are held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. At both September 30, 2014 and December 31, 2013, approximately 93% of the cash and cash equivalents were held in a money market fund invested in U.S. Treasuries, securities guaranteed as to principal and interest by the U.S. government and repurchase agreements in respect of such securities. At September 30, 2014 and December 31, 2013, approximately 57% and 100%, respectively, of the Company’s short-term investments, long-term investments and restricted investments were held in securities guaranteed as to principal and interest by the U.S. government. The Company has not experienced any losses on its deposits of cash and cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Customer Concentration

For the three and nine month periods ended September 30, 2014, the Company’s revenues consisted primarily of research contract revenues from a research agreement with The Bill and Melinda Gates Foundation (Gates Foundation), distribution and commercialization agreement revenues from Sandoz (including revenues from product sales of KERYDIN to Sandoz) (see Note 8), research contract revenues from a contract with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and, for the nine month period ended September 30, 2014, research contract revenues from a collaboration agreement with Lilly. For the three and nine month periods ended September 30, 2013, the Company also recognized research contract revenues from its collaboration with GSK, which, during the nine month period ended September 30, 2013, accounted for 10% or more of its total revenues. Research collaborators, including the Gates Foundation, GSK and Lilly, have accounted for significant revenues in the past and may not provide research contract revenues in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company’s operating results.

The following table shows the percentage of revenues attributable to contracts with customers that accounted for 10% or more of total revenues in the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Gates Foundation	45%	47%	46%	34%
Sandoz	27%	—	10%	—
DTRA	15%	—	22%	—
Lilly	—	28%	12%	35%
GSK	*	*	*	12%

*            less than 10% of total revenue

Contract Receivables

At September 30, 2014 and December 31, 2013, the Company’s contract receivables included $0.3 million and $0.5 million, respectively, due from DTRA (see Note 8), $0.1 million and $0.7 million, respectively, due from GSK (see Note 8) and $0.4 million and $0.1 million, respectively, due from other contracts. In addition, the Company’s contract receivables at September 30, 2014 included $0.8 million due under a research collaboration agreement with the Global Alliance for Livestock Veterinary Medicine (GALVmed) (see Note 8) and $0.4 million due for product sales of KERYDIN to Sandoz.

The Company’s contract receivables are primarily composed of amounts due under collaboration, research and distribution and commercialization agreements and government contracts and the Company believes that the credit risks associated with the parties to these agreements are not significant. During the three and nine months ended September 30, 2014, the Company has not written-off any contract receivables and, accordingly, does not have an allowance for doubtful accounts as of September 30, 2014.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories, which are valued based on costs calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess quantities and obsolescence. As a result of such evaluations, no charges were recorded in the three or nine months ended September 30, 2014.

Revenue Recognition

For the three and nine month periods ended September 30, 2014, the Company’s research contract revenues were generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products. During these periods, the Company also generated distribution and commercialization agreement revenues from upfront payments and product sales from Sandoz.

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

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company. Typically, the Company has determined that the licenses it has granted to research and development collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the condensed consolidated balance sheets and are recognized as research contract revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

Payments resulting from the Company’s efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded on a gross basis because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the condensed consolidated statements of operations and the revenues recognized from such activities approximate these costs.

For certain contingent payments under research or development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. The Company has analyzed future contingent payments under existing research or development arrangements and determined that none meet the definition of milestone payments.

Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of September 30, 2014, the Company had not earned any royalty revenue from product sales.

Arrangements under which the Company grants another party distribution and commercialization rights to one of its products and that involve multiple other deliverables are evaluated based on the accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If the Company determines that the deliverables do not have stand alone value because each one of them has value only as it relates to maintaining and supporting the other party’s distribution and commercialization rights, then all deliverables are combined as a single unit of accounting, all arrangement consideration is allocated to that combined unit of accounting and revenues are recognized based on the performance requirements of the related agreement.  Upfront payments received under such agreements are recorded as deferred revenue in the condensed consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of the Company’s obligations under the agreement. If any deliverable is determined to have stand-alone value to the customer, it will be treated as a separate unit of accounting and arrangement consideration will be allocated to that unit of accounting based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third party evidence is available. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured.

For product sales under a distribution and commercialization agreement, the Company recognizes revenue from the supply of product to the other party when all four revenue recognition criteria have been met (i.e., persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is reasonably assured) and when risk of loss and title passes to the customer.

Gross profit sharing or royalty payments based on reported gross profits or sales of products for which distribution and commercialization rights have been granted to another party will be recognized based on contract terms when reported gross profits or sales are reliably measurable and collectibility is reasonably assured.

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

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Stock option awards granted to the Company’s nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based vesting stock option awards and uses the straight-line (single-option) method for expense attribution. The Company uses a Monte Carlo valuation method to estimate the fair value of its market-based vesting performance stock option and restricted stock unit awards. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net loss per share:
Numerator:
Net loss	$(31,342)	$(16,809)	$(77,022)	$(45,983)
Denominator:
Weighted-average number of shares used in calculating net loss per share—basic and diluted	42,318,906	40,586,376	41,995,292	38,586,027
Net loss per share—basic and diluted	$(0.74)	$(0.41)	$(1.83)	$(1.19)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Stock options and restricted stock units	5,535,382	4,924,864	5,535,382	4,924,864
Warrants to purchase common stock	40,623	919,857	40,623	919,857
	5,576,005	5,844,721	5,576,005	5,844,721

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that set forth guidance relating to the evaluation of an entity’s ability to continue as a going concern. The guidance establishes management’s responsibility for evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The guidance also requires certain disclosures about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will evaluate the guidance under this update and present the required disclosures on the Company’s financial statements at the time of adoption.

In June 2014, the FASB issued a new accounting standard on accounting for share-based payments for performance-based stock awards, which will require that a performance target that affects vesting and that could be achieved after the required service period be treated as a performance condition. The Company does not currently have any performance-based stock awards that meet these conditions. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements.

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance as of January 1, 2014, and its adoption did not have an effect on the Company’s financial statements.

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

The input levels used in the fair value measurements, the amortized cost and fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands and unaudited):

September 30, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$15,701	$—	$—	$15,701
Federal agency securities	Level 2	75,039	28	—	75,067
Commercial paper	Level 2	15,527	22	—	15,549
Corporate debt securities	Level 2	42,418	1	(22)	42,397
Total available for sale securities		$148,685	$51	$(22)	$148,714
Classified as:
Cash and cash equivalents					$16,858
Short-term investments					124,021
Restricted investments, short-term					1,071
Long-term investments					4,624
Restricted investments, long-term					2,140
Total available for sale securities					$148,714

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$107,253	$—	$—	$107,253
Federal agency securities	Level 2	59,341	2	(4)	59,339
Total available for sale securities		$166,594	$2	$(4)	$166,592
Classified as:
Cash and cash equivalents					$114,755
Short-term investments					35,574
Restricted investments, short-term					1,475
Long-term investments					11,856
Restricted investments, long-term					2,932
Total available for sale securities					$166,592

All cash equivalents, short-term investments and short-term restricted investments held at September 30, 2014 and December 31, 2013 had maturities as of these dates of less than one year. Long-term investments and long-term restricted investments had maturities as of these dates of more than one but less than two years.

None of the available for sale securities held as of September 30, 2014 has been in a continuous unrealized loss position for more than one year. As of September 30, 2014, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Management does not intend to sell these securities and believes that the Company will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of marketable securities for the three and nine months ended September 30, 2014 and 2013.

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

During the three and nine months ended September 30, 2014 and September 30, 2013, there were no transfers between Level 1 and Level 2 financial assets. At September 30, 2014 and December 31, 2013, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. Federal agency securities, commercial paper and corporate debt securities (Level 2) are valued using third party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

4. Inventory

In the three months ended September 30, 2014, the Company recorded inventory related to the manufacturing of its KERYDIN drug product. Inventories consist of the following (in thousands):

September 30, 2014
(unaudited)

Raw materials	$129
Work in progress	963
Finished goods	274
Total inventory	$1,366

The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the balance sheet during that month. As of September 30, 2014, all inventories were related to KERYDIN drug product.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)

Accrued compensation	$3,440	$3,321
Accrued preclinical study and clinical trial costs	8,568	2,799
Other	3,823	2,311
Total accrued liabilities	$15,831	$8,431

6. Commitments and Contingencies

Indemnification Obligations

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, if the officer or director is or was serving in such capacity at the Company’s request at the time of the event or occurrence. The term of the indemnification period is equal to the officer’s or director’s lifetime.

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

The Company has certain agreements with collaboration partners, contract research organizations and other parties with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third party claims. The Company accrues for known indemnification claims when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification claims based on historical activity. There were no accruals for, or expenses related to, indemnification claims for any period presented.

Legal Proceedings

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business.

7. Notes Payable (Loan Agreement)

On June 7, 2013, the Company entered into a loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (the lenders, or together Hercules), providing for loans to the Company of up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million.

The first $30.0 million tranche was drawn at the closing of the transaction, at which time the Company repaid $22.6 million in remaining obligations associated with its then-existing loan facility. The Company elected not to draw the second tranche of $10.0 million, which was available to the Company from the closing date of the Loan Agreement until December 5, 2013. The Company also elected not to draw the third tranche of $5.0 million, which was available to the Company from the date of FDA approval of KERYDIN until August 6, 2014. The interest rate applicable to the loans outstanding under the Loan Agreement was a variable rate based upon the greater of either (i) 11.65% and (ii) the sum of (a) the Prime Rate (as defined in the Loan Agreement) as reported in The Wall Street Journal minus 5.25%, plus (b) 11.65%; with a maximum interest rate of 14.90%. As a result of the FDA’s approval of KERYDIN in July 2014, the end of the interest only period for payments under the Loan Agreement was automatically extended from January 1, 2015 to July 1, 2015. Equal monthly payments of principal and interest were scheduled to begin at that time and continue through the scheduled maturity date of July 1, 2017.

Through September 30, 2014, the Company paid Hercules financing and amendment fees of $0.6 million and incurred other debt issuance costs, including legal fees, of $0.5 million in connection with the Loan Agreement. These fees were accounted for as a debt discount and deferred debt issuance costs, respectively. Any repayment of all or a portion of the loan prior to maturity, required the Company to pay Hercules a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 2% if the prepayment occurred prior to June 7, 2015 or 1% if the prepayment occurred after such date but prior to July 1, 2017.

The Loan Agreement included customary affirmative and restrictive covenants, and was amended in December 2013 to include a liquidity covenant requiring the Company to maintain certain minimum balances in its United States bank and investment accounts while at the same time increasing the amount of investments the Company was permitted to make in its foreign subsidiaries. The Loan Agreement also included standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest in or the value of the collateral and a material impairment of the prospect of repayment of the Company’s obligations under the Loan Agreement.

Upon an occurrence and during the continuance of an event of default, a default interest rate of an additional 5% would have applied to the outstanding loan balances, and Hercules would have been permitted to declare all outstanding obligations immediately due and payable and take such other actions as were set forth in the Loan Agreement.

As of September 30, 2014, the Company’s obligations under the Loan Agreement were secured by substantially all of the assets of the Company except intellectual property. The Company’s intellectual and other property was subject to certain negative pledge and other restrictions set forth in the Loan Agreement, subject to certain exceptions.

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

The interest on the loans outstanding under the Loan Agreement was calculated using the interest method with the debt issuance costs paid directly to Hercules (financing, amendment and legal fees) and the fair value of the warrants issued to Hercules treated as a discount on the debt. The Company’s debt issuance costs for legal fees and other debt-related expenses are included as other assets in the condensed consolidated balance sheet. The amortization of the debt discount is recorded as a noncash interest expense and the amortization of the debt issuance costs is recorded as other expense in the condensed consolidated statements of operations.

In June 2013, the Company recorded a loss of approximately $1.4 million on the early extinguishment of its then-existing loan facility. This loss was recorded as a loss on early extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

Future payments as of September 30, 2014 were as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2014	$883
2015	10,211
2016	16,888
2017	8,517
Total minimum payments	36,499
Less amount representing interest	(6,499)
Notes payable, gross	30,000
Unamortized discount on notes payable	(1,354)
28,646
Less current portion of notes payable, including unamortized discount	—
Notes payable, less current portion	$28,646

The Company recorded interest expense related to all borrowings of $1.1 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $2.9 million for the nine months ended September  30, 2014 and 2013,  respectively. Included in interest expense for these periods was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2014 and 2013, and $0.6 million and $0.5 million, respectively, for the nine months ended September 30, 2014 and 2013, for the amortization of the financing fees and debt discounts. As of September 30, 2014, the annual effective interest rate on amounts borrowed under the Loan Agreement, including the amortization of the debt discounts, was 16.29%.

On October 16, 2014, the Company used approximately $30.8 million of the net proceeds from the sale of Convertible Notes (as defined below) (see Note 12) to repay in full its outstanding indebtedness under, and terminate, the Loan Agreement.  As the Convertible Notes have a maturity date of October 15, 2021, with no scheduled payments of principal prior thereto, the otherwise current portion of notes payable under the Loan Agreement at September 30, 2014 was classified as long-term as the Convertible Notes were deemed to be a refinancing of the Loan Agreement.

8. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

In July 2014, the FDA approved the New Drug Application for KERYDINTM (tavaborole) topical solution, 5% for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into the Sandoz Agreement with Sandoz, pursuant to which Sandoz distributes and commercializes KERYDIN in the United States on an exclusive basis.  PharmaDerm, the branded dermatology business of Sandoz, is responsible for the sales and marketing of KERYDIN. In September 2014, KERYDIN was launched in the United States by Sandoz pursuant to the Sandoz Agreement.

The Company received two upfront payments totaling $40.0 million pursuant to the Sandoz Agreement during the three months ended September 30, 2014. The Company also expects to receive a payment of $25.0 million in January 2015 (the Launch Payment).

Under the Sandoz Agreement, the Company is entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 the Company will start receiving gross profit sharing payments after the first $50.0 million of gross profits have been accrued by Sandoz as the Company will effectively receive its 50% share of such gross profits as a result of the Launch Payment. The gross profit sharing arrangement entitles the Company to cumulative minimum gross profit sharing payments totaling $45.0 million for 2016. The Company is not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement.

Under the terms of the Sandoz Agreement, the Company holds the New Drug Application for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical trials required by the FDA with respect to KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on the later of three years from the first commercial sale of KERYDIN or December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions.  In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days prior written notice, subject to the payment to the Company (to the extent then unpaid) of the Launch Payment and minimum gross profit sharing amounts, and in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz.  The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

The Company evaluated the Sandoz Agreement under the accounting guidance for multiple-element arrangements and identified the following deliverables: the exclusive distribution rights for KERYDIN within the United States, providing KERYDIN finished product to Sandoz, maintaining regulatory approvals and related filings, reporting safety-related information to the FDA, conducting any post-approval clinical trials required by the FDA and participating in the joint steering committee. The Company determined that these deliverables do not have stand alone value because each one of them has value only as it relates to maintaining and supporting Sandoz’s rights and ability to distribute and commercialize KERYDIN in the United States. The Company also determined that the level of effort required of the Company to meet its obligations under the Sandoz Agreement is not expected to vary significantly over the life of the Sandoz Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. The upfront payments totaling $40.0 million are being recognized on a straight line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. As of September 30, 2014, the Company has current and long-term deferred revenue related to the upfront payments of $3.1 million and $36.3 million, respectively. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company’s manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement).  The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company’s contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is picked up by Sandoz at the Company’s contract manufacturer’s facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company’s gross profit sharing payments under the Sandoz Agreement will be recognized when they are reliably measurable and are reported to the Company by Sandoz, typically expected to be one quarter in arrears of the related sales. The expected Launch Payment of $25.0 million will be recorded as deferred revenue when received and will be recognized in 2015, one quarter in arrears of sales, in amounts equal to 50% of the quarterly gross profits reported to the Company by Sandoz, with any remaining amount being recognized at the end of 2015. Should KERYDIN gross profits for 2015 exceed the first $50.0 million to be retained by Sandoz, the Company’s 50% share of any excess 2015 gross profits will be recognized when reliably measurable and reported to the Company by Sandoz. The $45.0 million of cumulative minimum gross profit sharing payments for 2016 will be recognized as Sandoz reports quarterly gross profits to the Company, one quarter in arrears of sales, with any remaining amount recognized at the end of 2016. Should the Company’s 50% share of KERYDIN gross profits for 2016 exceed $45.0 million, the Company’s 50% share of any excess 2016 gross profits will be recognized when reliably measurable and reported to the Company by Sandoz.

Revenues recognized under the Sandoz Agreement were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(unaudited)
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$635	$635
Revenue from product sales	431	431
Total distribution and commercialization agreement revenue	$1,066	$1,066

GALVmed

Effective in July 2014, the Company entered into a collaboration agreement with GALVmed for further development of certain drug candidates that had been developed for the treatment and prevention of African trypanosomiasis in cattle under earlier research agreements between the two parties. The GALVmed agreement provides for up to $2.5 million of research funding to be paid to the Company in installments over a research period of 19 months, expected to end in March 2016. The research will be conducted in stages and, if and when GALVmed decides to commence research on each stage, it will pay the Company’s budgeted research costs for such stage in advance. The Company will record such advance payments as deferred revenue and recognize the related research contract revenues as it performs the research for each stage. Upon execution of the GALVmed agreement, the Company was entitled to receive advance payments totaling $0.8 million for the first stages of research and recorded this amount as deferred revenue. As of September 30, 2014, the Company had current deferred revenue related to these advance payments of $0.6 million.

Revenues recognized under the GALVmed collaboration agreement were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(unaudited)
Research contract revenue:
Research funding	$205	$205
Total research contract revenue	$205	$205

DTRA

In October 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium led by the Company is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.5 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, the Company will apply its boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award was initially available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve and nineteen month periods, respectively. In August 2014, DTRA exercised the first option to fund the twelve month research extension.

Revenues recognized under the research agreement were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(unaudited)
Research contract revenue:
Research funding	$579	$2,434
Total research contract revenue	$579	$2,434

Gates Foundation

In April 2013, the Company entered into a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB (the Gates Research Agreement). Under the Gates Research Agreement, the Gates Foundation will pay the Company up to $17.7 million over a three-year research term (the Research Funding) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company is also responsible for creating, during the first 18 months following execution of the Gates Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the Library). Once the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the Library Access Services) for the subsequent five-year period.

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

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the Stock Proceeds)  (see Note 9). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the Letter Agreement) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its September 30, 2014 condensed consolidated balance sheet, the Company classified $2.1 million of the Stock Proceeds as long-term restricted investments and $1.0 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.1 million, as short-term restricted investments.

The Company evaluated the Gates Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables: the research activities, the 5-year Library Access Services and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand-alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices (BESP) for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration was allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company’s condensed consolidated balance sheets.

The Company also evaluated the accounting treatment for the $0.8 million of Pre-Contract Reimbursements, noting that the research activities that gave rise to such reimbursements were conducted prior to the signing of the Gates Research Agreement. The Company concluded that activities performed prior to commencing delivery of the contracted services should not be considered in effort-expended measures of performance when revenue is recognized for services using a proportional performance method and, accordingly, the Company will recognize revenue from the Pre-Contract Reimbursements over the three-year research term on a proportional performance basis. As of September 30, 2014, the Company has deferred revenue of $0.1 million related to the unspent Advance Funds and $0.3 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research contract revenue:
Amortization of Pre-Contract Reimbursements	$76	$73	$216	$128
Reimbursement for research costs	1,687	1,618	4,832	2,865
Total research contract revenue	$1,763	$1,691	$5,048	$2,993

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

In September 2013, GSK selected a compound that resulted from the TB program which is currently in preclinical development. The research period under the collaboration agreement with GSK has expired. GSK will be responsible for all further development and commercialization of the TB compound previously selected by it, and the Company may receive contingent payments, if certain regulatory events occur and/or if certain sales levels are achieved for resulting TB products, and may also receive royalties on sales of such resulting products. As of September 30, 2014, the Company has no deferred revenue associated with the GSK collaboration agreement.

Revenues recognized under this agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research contract revenue:
Reimbursement for research and patent costs	$115	$360	$149	$1,047
Total research contract revenue	$115	$360	$149	$1,047

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

In January 2014, Lilly notified the Company of the termination of the research term of the agreement. The termination of the funding for the agreement became effective 90 days after the Company’s receipt of the termination notice and ended Lilly’s obligation to make quarterly research payments. As a result of the termination notice, the Company revised the expected research term to end in April 2014, approximately five months earlier than estimated at the inception of the agreement. The remainder of the agreement remains in effect and Lilly retained its exclusive rights to the development of one of the two compounds it licensed from the Company (as described further below).

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

As of September 30, 2014, the Company has no deferred revenue related to the upfront fee or research term funding.

Revenues recognized under the agreement and for other research services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research contract revenue:
Amortization of upfront fee	$—	$219	$480	$656
Research funding	—	810	800	2,445
Total research contract revenue	$—	$1,029	$1,280	$3,101

Medicines for Malaria Venture

In March 2011, the Company entered into a three-year development agreement with Medicines for Malaria Venture (MMV) to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement to, among other things, specify that any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV’s option. In January 2014, the research agreement was amended and extended through December 31, 2014. Under the amended agreement, MMV reimburses the Company quarterly in arrears for expenses incurred. As of September 30, 2014, the Company had no deferred revenue associated with its agreements with MMV.

Revenues recognized under the MMV research and development agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research contract revenue:
Research funding	$122	$10	$391	$301
Total research contract revenue	$122	$10	$391	$301

9. Potentially Redeemable Common Stock and Stockholders’ Equity

Potentially Redeemable Common Stock

In connection with the Gates Research Agreement (see Note 8), the Company entered into the Purchase Agreement with the Gates Foundation pursuant to which the Company issued 809,061 shares of its common stock at a purchase price of $6.18 per share on April 5, 2013. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the SEC, which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of termination of the Gates Research Agreement by the Gates Foundation for certain specified uncured material breaches by the Company (the Triggering Events), the Company will be obligated, among other remedies, to redeem for cash the Company’s common stock purchased in connection with the Gates Research Agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. The redemption price per share would be the fair value per share of the Company’s common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. In connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 8).

The Company concluded that certain of these Triggering Events are not solely within the control of the Company and, accordingly, has classified the potentially redeemable securities outside of permanent equity in temporary equity. The 809,061 shares of common stock issued were recorded as potentially redeemable common stock at an initial carrying amount equal to the net proceeds of approximately $5.0 million, which approximates their issuance date fair value.

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of September 30, 2014. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

Shelf Registration Statement

In August 2013, the Company filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration Statement). The Shelf Registration Statement was declared effective by the SEC and permits the Company to sell, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants.

Preferred Stock

In November 2010, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock upon the completion of its Initial Public Offering (IPO). As of September 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014(1)	2013
	(unaudited)		(unaudited)
Cost of goods sold	$9	$—	$9	$—
Research and development	1,519	744	3,853	1,910
Selling, general and administrative	2,149	545	7,742	1,393
Total	$3,677	$1,289	$11,604	$3,303

(1) Includes $3.0 million of expense relating to the modification of options held by the Company’s prior chief executive officer upon his resignation. See discussion of Stock Option Modification below.

For the three and nine months ended September 30, 2014, the Company issued  828,859 and 1,012,705 shares of the Company’s common stock and received approximately $6.2 million and $7.0 million, respectively, in cash from the exercise of stock options. Total stock options (including Performance Stock Options (PSOs) as described below) granted for the three and nine months ended September 30, 2014 were 90,318 options (which included 20,818 options granted to nonemployee advisors) and 1,876,946 options (which included 33,646 options granted to nonemployee advisors), respectively. Grants to nonemployee advisors do not include grants made to the Company’s nonemployee directors for their board-related services. The weighted-average fair value per share of options, other than PSOs, granted to employees and the Company’s nonemployee directors was $17.05 and $13.72 for the three and nine months ended September 30, 2014, respectively.

At September 30, 2014, there were outstanding stock options to purchase 5,088,382 shares of the Company’s common stock. At September 30, 2014, the Company had $27.6 million and $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock option and restricted stock unit awards and Employee Stock Purchase Program (ESPP) stock purchase rights, respectively, that will be recognized over a weighted-average period of 3.0 years and 0.6 years, respectively. For the three and nine months ended September 30, 2014, there were 45,656 and 88,719 shares of the Company’s common stock purchased under the ESPP, respectively.

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

Restricted Stock Units (RSUs), Performance Restricted Stock Units (PRSUs) and PSOs

During the nine months ended September 30, 2014, the Company began issuing time-based vesting RSUs and market-based vesting PRSUs and PSOs. RSU and PRSU grants cannot be transferred, and until they vest, the underlying shares are subject to forfeiture if the grantee’s service with the Company terminates prior to the release of the applicable vesting restrictions. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based vesting PRSU and PSO grants. Time-based vesting RSUs are valued at the closing price of the Company’s common stock on the date of grant. The vesting conditions applicable to the Company’s outstanding RSUs, PRSUs and PSOs are as follows:

•                  One-fourth of the RSU grants will vest on each of the first four anniversaries of the applicable vesting commencement date, subject to the grantee’s continued service with the Company. Upon vesting of RSUs, the Company will issue to the grantee thereof one share of the Company’s common stock for each such RSU.

•                  Grants of PRSUs and PSOs made during the nine months ended September 30, 2014 will vest in full, subject to the grantee’s continued service with the Company, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for the Company’s common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days. If such vesting condition is not met within such four-year period, such PRSU and PSO grants will expire. Once vested, each PSO provides the grantee with the right to purchase one share of the Company’s common stock at the applicable option exercise price. Upon vesting of PRSUs, the Company will issue to the grantee thereof one share of the Company’s common stock for each such PRSU.

Such RSUs, PSOs and PRSUs are also subject to accelerated vesting in the event of certain terminations in connection with a change of control. The weighted-average fair values for these PSOs and PRSUs granted during the nine months ended September 30, 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Nine Months Ended September 30, 2014
	PSOs	PRSUs
	(unaudited)
Number of PSOs or PRSUs granted	100,000	50,000
Exercise price	$21.21	N/A
Risk-free interest rate	1.32%	1.32%
Volatility	60.20%	60.20%
Dividends	—	—
Weighted-average fair value per share of PSOs or PRSUs granted	$9.82	$17.87

The Company will recognize the estimated expense of these PSOs and PRSUs, as determined under the simulation models, over the expected life of the award, with no adjustment in future periods based upon the Company’s actual stock price over the performance period.

For the nine months ended September 30, 2014, the Company granted 397,000 RSUs, 50,000 PRSUs and 100,000 PSOs. There were no PRSU or PSO grants made during the three months ended June 30, 2014 and no RSU, PRSU or PSO grants made during the three months ended September 30, 2014.

11. Trademark Agreement

In September 2014, the Company entered into a coexistence and release agreement relating to the Company’s KERYDIN trademark (the Trademark Agreement). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in the case of the Company. In connection with the Trademark Agreement, the Company paid $6.8 million to an unaffiliated third party and such third party granted the Company, Sandoz and, among others, their respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

12. Subsequent Events

On October 16, 2014, the Company issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the Convertible Notes), comprised of (i) $82.5 million aggregate principal amount of Convertible Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers) and (ii) $8.0 million aggregate principal amount of Convertible Notes (the Venrock Notes) sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates (the Venrock Funds), an affiliate of the Company. The Company received total net proceeds from the sale of the Convertible Notes of approximately $87.6 million, after deducting the initial purchasers’ fees of $2.9 million. The Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Notes to repay in full its outstanding indebtedness under, and terminate, the Loan Agreement (see Note 7) and intends to use the remaining net proceeds for general corporate purposes.

The Convertible Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the Indenture), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Subject to satisfaction of certain conditions and during certain periods, the Convertible Notes will be convertible at the option of holders into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate will initially be 32.2061 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock). The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Notes converted in connection with such make-whole fundamental change or notice of redemption. The Convertible Notes will not be redeemable at the Company’s option prior to October 15, 2018. On or after October 15, 2018, the Convertible Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Notes. The Indenture provides for customary events of default.

In connection with the sale of the Venrock Notes, the Company entered into a registration rights agreement with the Venrock Funds, pursuant to which the Venrock Funds may require the Company, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of the Company’s common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

On October 8, 2014, the Company terminated its equity distribution agreement with Wedbush Securities Inc. (Wedbush), pursuant to which the Company was previously able to offer and sell, from time to time, up to $25.0 million of its common stock through Wedbush for resale.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved drug, KERYDINTM (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (FDA) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement (the Sandoz Agreement) with Sandoz Inc. (together with its affiliates, Sandoz), a Novartis company, pursuant to which Sandoz distributes and commercializes KERYDIN in the United States.  In September 2014, KERYDIN was launched in the United States by Sandoz pursuant to the Sandoz Agreement.   Our lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis.  We initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in the first quarter of 2014.

Beyond KERYDIN and AN2728, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company (Lilly) for the potential treatment of an animal health indication.  The second compound, AN5568, is licensed to Drugs for Neglected Diseases initiative (DNDi) for the potential treatment of human African trypanosomiasis (HAT, or sleeping sickness) and the third compound is licensed to GlaxoSmithKline LLC (GSK) for development in tuberculosis (TB). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include three wholly-owned investigational product candidates. AN2718 is an investigational topical antifungal, AN2898 is an investigational non-steroidal topical PDE-4 inhibitor and AN3365 is an investigational Gram-negative antibiotic.

Recent Developments

Pursuant to the above-described Sandoz Agreement, we received two upfront payments totaling $40.0 million during the three months ended September 30, 2014.  We also expect to receive a payment of $25.0 million in January 2015.  Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we will start receiving gross profit sharing payments after the first $50.0 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments totaling $45.0 million for 2016.  We are not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement. Under the terms of the Sandoz Agreement, we hold the New Drug Application (NDA) for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN.  We are also responsible for supplying KERYDIN to Sandoz under the Sandoz Agreement at a price equal to our manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers.  The Sandoz Agreement also grants us an option to repurchase all rights in KERYDIN from Sandoz on the later of three years from launch or December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

In July 2014, the FDA approved the NDA for KERYDINTM (tavaborole) topical solution, 5% for the topical treatment of onychomycosis of the toenails.

In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (DTRA) to design and discover new classes of systemic antibiotics. A drug discovery consortium led by us is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.5 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we will apply our boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award was initially available to the consortium to fund $2.7 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve and nineteen month periods, respectively. In August 2014, DTRA exercised the first option to fund the twelve month research extension.

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

In September 2011, we amended and expanded our 2007 research and development collaboration with GSK to, among other things, add a new research program using our boron chemistry platform for TB. In September 2013, GSK selected a compound that resulted from the TB program which is currently in preclinical development. The research period under the agreement with GSK has expired.  GSK will be responsible for all further development and commercialization of the TB compound previously selected by it.

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

Recent Capital Markets and Financing Activities and Litigation Settlement

In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the Convertible Notes), comprised of (i) $82.5 million aggregate principal amount of Convertible Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers) and (ii) $8.0 million aggregate principal amount of Convertible Notes sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates, an affiliate of ours.  We received total net proceeds from the sale of the Convertible Notes of approximately $87.6 million, after deducting the initial purchasers’ fees of $2.9 million.  We used approximately $30.8 million of the net proceeds from the sale of the Convertible Notes to repay in full our outstanding indebtedness under, and terminate, our loan and security agreement (the Loan Agreement) with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. (together, Hercules) and intend to use the remaining net proceeds for general corporate purposes.

In October 2014, we terminated our January 2013 equity distribution agreement with Wedbush Securities Inc. (Wedbush), pursuant to which we were previously able to offer and sell, from time to time, up to $25.0 million of our common stock through Wedbush for resale.  Prior to its termination, we had sold shares of our common stock under this agreement generating net proceeds of approximately $1.3 million, after deducting underwriting discounts and other offering costs. No shares were sold under this agreement during the nine months ended September 30, 2014.

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

In June 2013, we entered into the Loan Agreement, which provided for loans to us of up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our then-existing loan facility. We elected not to draw the second tranche of $10.0 million, which was available to us from the closing date of the Loan Agreement until December 5, 2013. We also elected not to draw the third tranche of $5.0 million, which was available to us from the date of FDA approval of KERYDIN until August 6, 2014.  In October 2014, we used approximately $30.8 million of the net proceeds from the sale of Convertible Notes to repay in full our outstanding indebtedness under, and terminate, the Loan Agreement.

In May 2013, we issued and sold 3,599,373 shares of our common stock, including 469,483 shares issuable pursuant to the exercise of an overallotment option, in a registered public offering. Our net proceeds from this offering were approximately $21.3 million, after deducting underwriting discounts and other offering costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical study and clinical trial accruals, accrued compensation, other contingencies and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes during the nine months ended September 30, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of those related to inventory, revenue recognition for distribution and commercialization agreements and stock-based compensation, which are discussed in greater detail below.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories, which are valued based on costs calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess quantities and obsolescence. As a result of such evaluations, no charges were recorded in the three or nine months ended September 30, 2014.

Revenue Recognition

Arrangements under which we grant another party distribution and commercialization rights to one of our products and that involve multiple other deliverables are evaluated based on the accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If we determine that the deliverables do not have stand alone value because each one of them has value only as it relates to maintaining and supporting the other party’s distribution and commercialization rights, then all deliverables are combined as a single unit of accounting, all arrangement consideration is allocated to that combined unit of accounting and revenues are recognized based on the performance requirements of the related agreement.  Upfront payments received under such agreements are recorded as deferred revenue in the condensed consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of our obligations under the agreement. If any deliverable is determined to have stand-alone value to the customer, it will be treated as a separate unit of accounting and arrangement consideration will be allocated to that unit of accounting based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third party evidence is available. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured.

For product sales under a distribution and commercialization agreement, we recognize revenue from the supply of product to the other party when all four revenue recognition criteria have been met (i.e., persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is reasonably assured) and when risk of loss and title passes to the customer.

Gross profit sharing or royalties payments based on reported gross profits or sales of products for which distribution and commercialization rights have been granted to another party will be recognized based on contract terms when reported gross profits or sales are reliably measurable and collectibility is reasonably assured.

Stock-Based Compensation

Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period). Stock-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Stock option awards granted to our nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of our time-based vesting stock option awards and use the straight-line (single-option) method for expense attribution. We estimate forfeitures and recognize expense only for those shares expected to vest.

During the nine months ended September 30, 2014, we began to issue time-based vesting restricted stock units (RSUs), market-based vesting performance restricted stock units (PRSUs) and market-based vesting performance stock options (PSOs). There were no PRSU or PSO grants made during the three months ended June 30, 2014 and no RSU, PRSU or PSO grants made during the three months ended September 30, 2014.  RSU and PRSU grants cannot be transferred and, until they vest, the underlying shares are subject to forfeiture if the grantee’s service with us terminates prior to the release of the applicable vesting restrictions. The RSUs granted during the nine months ended September 30, 2014 will vest in equal tranches on the first four anniversaries of the applicable vesting commencement dates, subject to the grantee’s continued service with us. Upon vesting of RSUs, we will issue to the grantee thereof one share of common stock for each such RSU. The PSOs and PRSUs granted in the nine months ended September 30, 2014 will vest in full, subject to the grantee’s continued service with us, if at any time during the four-year period beginning March 21, 2014, the volume-weighted average price for our common stock exceeds $30 per share (using the VAP function on Bloomberg for the Company “ANAC US EQUITY VAP”, or successor thereof) for 30 consecutive trading days. If such vesting condition is not met within such four-year period, such PRSU and PSO grants will expire. Such RSUs, PSOs and PRSUs are subject to accelerated vesting in the event of certain terminations in connection with a change of control. We use a Monte Carlo valuation method to estimate the fair value of our market-based vesting PSO and PRSU grants. We will recognize the estimated expense of PSOs and PRSUs, as determined under the simulation models, over the expected life of the award, with no adjustment in future periods based upon our actual stock price over the performance period. Time-based vesting RSUs are valued at the closing price of our common stock on the date of grant.

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

We recorded noncash stock-based compensation for employee and nonemployee stock option (including PSO) grants, employee RSU and PRSU grants and employee stock purchase program (ESPP) stock purchase rights of $3.7 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively and $11.6 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the amounts for the nine months ended September 30, 2014 was $3.0 million of stock-based compensation relating to the modification of options held by our former chief executive officer upon his resignation. As of September 30, 2014, we had outstanding options (including PSOs) to purchase 5,088,382 shares of our common stock and 447,000 RSUs and PRSUs outstanding and had $27.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 3.0 years and 0.6 years, respectively. For the three and nine months ended September 30, 2014, there were 45,656 and 88,719 shares of our common stock purchased under the ESPP, respectively. We expect to continue to grant stock options, RSUs and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that set forth guidance relating to the evaluation of an entity’s ability to continue as a going concern. The guidance establishes management’s responsibility for evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The guidance also requires certain disclosures about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will evaluate the guidance under this update and present the required disclosures on our financial statements at the time of adoption.

In June 2014, the FASB issued a new accounting standard on accounting for share-based payments for performance-based stock awards, which will require that a performance target that affects vesting and that could be achieved after the required service period be treated as a performance condition. We do not currently have any performance-based stock awards that meet these conditions. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

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

In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance as of January 1, 2014, and its adoption did not have an effect on our financial statements.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
	(in thousands)
Research contracts revenue	$2,889	$3,611	$(722)	$9,978	$8,743	$1,235
Distribution and commercialization agreement revenue	1,066	—	1,066	1,066	—	1,066

Cost of goods sold (1)	202	—	202	202	—	202
Research and development expenses(1)	19,521	12,460	7,061	54,717	33,765	20,952
Selling, general and administrative expenses(1)	7,707	6,809	898	23,130	16,611	6,519
Trademark agreement expense	6,800	—	6,800	6,800	—	6,800

Interest income	66	15	51	189	43	146
Interest expense	1,089	1,135	(46)	3,278	2,949	329
Loss on early extinguishment of debt	—	—	—	—	1,381	(1,381)
Other expense	44	31	13	128	63	65

(1)                     Includes the following stock-based compensation expenses:

Cost of goods sold	$9	$—	$9	$9	$—	$9
Research and development expenses	1,519	744	775	3,853	1,910	1,943
Selling, general and administrative expenses	2,149	545	1,604	7,742	1,393	6,349

Comparison of Three Months Ended September 30, 2014 and 2013

Research contracts revenue. For the three months ended September 30, 2014, we recognized $1.8 million for research services performed under the Gates Foundation agreement, $0.6 million under our research contract with DTRA, $0.1 million for research funding under our collaboration with GSK and $0.4 million for research performed under our other agreements with not-for-profit organizations for neglected diseases. For the three months ended September 30, 2013, we recognized $1.7 million for research services performed under the Gates Foundation agreement, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $0.8 million for research funding and $0.2 million of the $3.5 million upfront fee received under the Lilly agreement, $0.4 million primarily for research funding under our collaboration with GSK and $0.5 million for research work performed under our other agreements with not-for-profit organizations for neglected diseases.

Distribution and commercialization agreement revenue.  For the three months ended September 30, 2014, we recognized $0.7 million of the $40.0 million in total upfront payments received from Sandoz under the Sandoz Agreement and $0.4 million from product sales of KERYDIN to Sandoz. We entered into the Sandoz Agreement in July 2014 and in September 2014, KERYDIN was launched in the United States by Sandoz pursuant to the Sandoz Agreement.

Cost of goods sold. Cost of goods sold reflects costs capitalized into inventory for KERYDIN finished drug product that was picked up by Sandoz during the three months ended September 30, 2014 and for which the related product sales revenues from Sandoz are included in distribution and  commercialization agreement revenue for the same period. Costs recorded in connection with the manufacture of KERYDIN prior to us starting to capitalize such costs were recorded as research and development expenses. As a result, the cost of goods sold that we record for such product will be lower than the amount actually incurred to manufacture that product.

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

For the three months ended September 30, 2014, research and development expenses increased by $7.1 million as compared to the same period in the prior year. In the third quarter of 2014, expenses for our AN2728 program increased by $7.1 million over the comparable quarter in 2013. The increase in AN2728 costs was primarily due to increased clinical trial and drug development activities, including the associated increase in internal efforts. In the third quarter of 2014, we were actively enrolling patients in two Phase 3 trials and a long-term safety trial for AN2728, as compared to the third quarter of 2013 when we were conducting less costly Phase 1 maximal use systemic exposure (MUSE) and cardiac safety trials for AN2728. In the third quarter of 2014, we were also manufacturing drug supplies for certain AN2728 regulatory activities and for our Phase 3 and long-term safety trials, as compared with a lower level of clinical and regulatory-related drug supply activities in the same period of the prior year. Research and development costs for our KERYDIN program decreased by $0.5 million in the third quarter of 2014 as compared to the same period in the prior year as declines in development and manufacturing costs offset an increase in clinical trials costs.  We obtained FDA approval of KERYDIN in July 2014 and began to capitalize ongoing KERYDIN manufacturing costs and associated compensation and facilities costs into inventory during that month. The decrease in KERYDIN costs was primarily due to a decrease in development and manufacturing activities related to our pre-commercialization and regulatory efforts and other pre-launch related activities. The increase in clinical trial costs for KERYDIN compared with the prior year quarter was due to our initiation in 2014 of a clinical study of KERYDIN to evaluate its efficacy, safety and local tolerability when treating mild-to-moderate toenail onychomycosis in conjunction with debridement, as needed. The cost increases from initiation of this study were partially offset by a decrease in the costs associated with our Phase 3 trials of KERYDIN, which were completed in 2013. In connection with our entry into the Sandoz Agreement, we and Sandoz reviewed development plans for KERYDIN and made a commercial decision to terminate the KERYDIN debridement study. Given the early stage of the study at the time of termination, we believe that we will realize cost savings from the termination. The termination was not the result of any safety concerns or input or guidance from the FDA.

In the third quarter of 2014, our research and development expenses for our DTRA and Gates Foundation programs increased by $0.6 million and $0.3 million, respectively, over the same period in 2013. We entered into the Gates Foundation agreement in the second quarter of 2013 and the DTRA agreement in the fourth quarter of 2013. We also had an increase of $0.8 million in our spending on other research activities. These increases were partially offset by a decrease of $0.7 million in research expenses under our collaboration with Lilly due to the early termination of the research term and a decrease in spending on our GSK and neglected disease programs of $0.4 million and $0.1 million, respectively.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses of $0.9 million for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to increases of $1.6 million in stock-based compensation, $0.8 million in salaries, benefits and other compensation, $0.9 million in sales, marketing and compliance expenses for KERYDIN and $0.6 million of other costs. These increases were partially offset by a reduction of $3.0 million in legal fees compared to the third quarter of 2013, when we were actively engaged in arbitration and litigation proceedings related to our disputes with Valeant and Medicis that were settled in October 2013.

Trademark agreement.  In September 2014, we entered into a coexistence and release agreement (the Trademark Agreement) relating to our KERYDIN trademark.  Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in our case.  In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party and such third party granted us, Sandoz and, among others, our and Sandoz’s respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Interest income. The increase in interest income for the third quarter of 2014 compared to the same period in 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant.

Interest expense and early extinguishment of debt. Interest expense increased in the three months ended September 30, 2014 compared to the same period in 2013 due to a higher effective interest rate that resulted from additional lender and legal fees we paid in connection with the December 2013 amendment to the Loan Agreement. Upon the early extinguishment of our debt under our then-existing loan facility in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

Other expense. Other expense increased in the third quarter of 2014 compared to the third quarter of 2013 due to higher amortization of deferred financing fees, which resulted mainly from additional debt issuance fees we paid in connection with the second and third tranches becoming available under the Loan Agreement.

Comparison of Nine Months Ended September 30, 2014 and 2013

Research contract revenue. For the nine months ended September 30, 2014, we recognized $5.0 million for research services performed under the Gates Foundation agreement, $0.2 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $2.4 million under our research contract with DTRA, $0.8 million for research funding and $0.5 million of the upfront fee under our collaboration with Lilly, $0.2 million for research funding under our collaboration agreement with GSK and $1.1 million for research performed under our other agreements with not-for-profit organizations for neglected diseases. For the nine months ended September 30, 2013, we recognized $3.0 million for research services performed under our research agreement with the Gates Foundation, $0.1 million of which related to reimbursements for services performed prior to the effective date of the agreement, $2.4 million for research funding and $0.7 million of the upfront fee received under the Lilly agreement and $1.0 million primarily for research funding under our collaboration agreement with GSK. We also recognized $1.6 million for research work performed under other research and development agreements with not-for-profit organizations for neglected diseases.

Distribution and commercialization agreement revenue. For the nine months ended September 30, 2014, we recognized $0.7 million of the $40.0 million in total upfront payments received from Sandoz under the Sandoz Agreement and $0.4 million from product sales of KERYDIN to Sandoz.  We entered into the Sandoz Agreement in July 2014 and in September 2014, KERYDIN was launched in the United States by Sandoz pursuant to the Sandoz Agreement.

Cost of goods sold. Cost of goods sold reflects costs capitalized into inventory for KERYDIN finished drug product that was picked up by Sandoz during the nine months ended September 30, 2014 and for which the related product sales revenues from Sandoz are included in distribution and commercialization agreement revenue for the same period. Costs recorded in connection with the manufacture of KERYDIN prior to us starting to capitalize such costs were recorded as research and development expenses. As a result, the cost of goods sold that we record for such product will be lower than the amount actually incurred to manufacture that product.

Research and development expenses. For the nine months ended September 30, 2014, research and development expenses increased by $21.0 million as compared with the same period in the prior year, primarily due to increases in costs for our AN2728 program of $19.1 million. The increase in AN2728 costs in the first nine months of 2014 as compared with the same period in the prior year was primarily due to increased clinical trial and drug development activities, including the associated increase in internal efforts. In the first nine months of 2014, we incurred costs associated with actively enrolling patients in two Phase 3 trials and a long-term safety trial for AN2728, as compared with lower costs in same period of the prior year for our AN2728 Phase 2 dose ranging, Phase 1 MUSE and cardiac safety trials. In addition, we were manufacturing AN2728 drug supplies for certain regulatory activities and for our Phase 3 and long-term safety trials in the first nine months of 2014, as compared with a lower level of clinical- and regulatory-related AN2728 drug supply activities in the same period of the prior year. Our costs for our KERYDIN program decreased by $0.4 million in the first nine months of 2014 as compared with the nine months ended September 30, 2013 due to a decrease in our internal efforts, consulting and clinical trial expenses, partially offset by an increase in pre-commercialization and other pre-launch related costs.

We obtained FDA approval of KERYDIN in July 2014 and began to capitalize ongoing KERYDIN manufacturing costs and associated compensation and facilities costs into inventory during that month.  Costs for our Gates Foundation and DTRA programs increased by $1.6 million and $2.2 million, respectively, during the first nine months of 2014 over the comparable period in 2013. The Gates Foundation contract was executed in April 2013 and the DTRA contract was executed in October 2013. We also had an increase of $2.5 million in the costs for our early stage research and AN3365 research activities.  Partially offsetting these increases were decreases of $2.5 million in research expenses under our collaboration with Lilly due to the early termination of the research term, $0.8 million in spending on our GSK TB program and $0.7 million in the costs for our neglected disease programs.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses of $6.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to increases of $3.7 million in stock-based compensation and severance benefits related to the resignation of our former chief executive officer, $3.7 million in sales, marketing and compliance activities for KERYDIN, $3.3 million in other stock-based compensation and $3.1 million of other expenses including salaries, benefits, consulting and other outside services. These increases were partially offset by a reduction of $7.3 million in legal fees for the nine months ended September 30, 2014 as compared to the same period in the prior year, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

Trademark agreement.  In September 2014, we entered into the Trademark Agreement, pursuant to which the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in our case.  In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party and such third party granted us, Sandoz and, among others, our and Sandoz’s respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Interest income. The increase in interest income for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant.

Interest expense and early extinguishment of debt. Interest expense increased in the nine months ended September 30, 2014 compared to the same period in 2013 due to the higher average outstanding balance of our debt and higher effective interest rate that resulted from our entry into the Loan Agreement with Hercules in June 2013 and the December 2013 amendment thereto. Upon the early extinguishment of our debt under our then-existing loan facility in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

Other expense. Other expense increased in the first nine months of 2014 compared to the first nine months of 2013 due to higher amortization of deferred financing fees related to the Loan Agreement.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(23,749)	$(36,532)
Net cash (used in) provided by investing activities	(81,438)	1,733
Net cash provided by financing activities	7,290	30,539
Net decrease in cash and cash equivalents	$(97,897)	$(4,260)

Net cash used in operating activities was $23.7 million and $36.5 million for the nine months ended September 30, 2014 and 2013, respectively. The net cash used in operating activities for the first nine months of 2014 reflected our net loss adjusted for noncash items plus the net changes in operating assets and liabilities during this period, including those associated with increases in inventory and clinical trial-related advance payments and accrued liabilities. Net cash from operating activities for this period was also positively impacted by the receipt of the $40.0 million in total upfront payments from Sandoz under the Sandoz Agreement. For the first nine months of 2013, the net cash used in operating activities reflected our net loss adjusted for noncash items, which was partially offset by the net changes in operating assets and liabilities for the same period, including increases in our accounts payable and accrued liabilities.

Net cash used in investing activities was $81.4 million during the first nine months of 2014 as purchases of investments with the proceeds from our settlement with Valeant and purchases of property and equipment exceeded the maturities of investments during this period. Our investing activities during the first nine months of 2013 provided net cash of $1.7 million, primarily because maturities of investments in this period exceeded purchases of investments, property and equipment and our transfers to restricted investments. For the nine months ended September 30, 2013, we transferred $4.5 million related to the redeemable common stock proceeds and the research funding received from the Gates Foundation to restricted investments as a result of restrictions placed on the use of such funds pursuant to our Gates Foundation agreement.

Net cash provided by financing activities was $7.3 million for the first nine months of 2014 compared to net cash provided by financing activities of $30.5 million in the same period of 2013. The net cash provided by financing activities for the first nine months of 2014 primarily reflects proceeds from the exercises of stock options and employee stock plan purchases. The net cash provided by financing activities for the first nine months of 2013 reflects net proceeds of $21.3 million from the sale of our common stock in May 2013, net proceeds of $1.3 million from the sale of our common stock under our equity distribution agreement with Wedbush in the first quarter of 2013, net proceeds of $5.0 million from the issuance of shares of redeemable common stock to the Gates Foundation, the $30.0 million drawdown of the first tranche under our Loan Agreement with Hercules and $1.2 million in proceeds from the exercises of stock options and employee stock plan purchases, partially offset by $28.2 million paid in respect of regularly scheduled principal payments and remaining obligations under our then-existing loan facility and financing fees, debt issuance costs and loan fees associated with the Loan Agreement.

We believe that our existing capital resources, including the net proceeds remaining from our issuance of Convertible Notes in October 2014 after repayment of the Loan Agreement, together with the payments we expect to receive based on sales of KERYDIN under the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

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

We began business operations in March 2002. As of September 30, 2014, we had an accumulated deficit of $207.5 million. Historically, we funded our operations primarily through the sale of equity securities, debt arrangements, payments received under our collaborations and research agreements, government contracts and grants and contracts with not-for-profit organizations for neglected diseases and our settlement with Valeant. We expect to incur operating losses in future years as we continue to develop our drug candidates, including AN2728. We may require additional capital to fund research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates. Although we believe that our existing capital resources (including the net proceeds remaining from our issuance of Convertible Notes in October 2014 after repayment of the Loan Agreement), together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be adequate to fund our operations for at least the next twelve months, we may also seek to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Contractual Obligations

Our contractual obligations as of September 30, 2014 consisted primarily of obligations under lease agreements and our notes payable obligations under the Loan Agreement. In October 2014, we issued and sold $90.5 million aggregate principal amount of Convertible Notes and used approximately $30.8 million of the net proceeds to repay in full our outstanding indebtedness under, and terminate, the Loan Agreement.  The Convertible Notes are general unsecured obligations of ours, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Our other contractual obligations for 2014 and beyond have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014. The following table summarizes our material contractual obligations at September 30, 2014, after giving effect to the issuance of the Convertible Notes and the repayment of the Loan Agreement in October 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Remainder of 2014	1 - 3 years	3 - 5 years	Thereafter
Contractual obligations:
Operating leases	$6,135	$460	$3,539	$2,136	$—
Convertible Notes (1)	103,170	—	3,620	3,620	95,930
Total contractual obligations	$109,305	$460	$7,159	$5,756	$95,930

(1)  Represents Convertible Notes due in October 2021(including future interest payments at a fixed rate of 2.00% per year).

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of high credit quality securities, including U.S. government instruments, commercial paper, money market funds and corporate debt securities. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the investment portfolios of companies whose commercial paper is included in our investment portfolio may be subject to interest rate risks, which could be negatively impacted by reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. However, our investment portfolio as of September 30, 2014 is comprised of a money market fund, federal agency securities with minimum ratings of AAA or AA+, corporate bonds with minimum ratings of A2/A and commercial paper with minimum ratings of P1/A1. The remaining average maturity of the entire portfolio is 153 days. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk and we are not aware of any material exposure to market risk.

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

Changes in internal control over financial reporting

To address changes in our business in conjunction with our entry into the Sandoz Agreement, we have implemented new processes related to inventory, cost of goods sold and product sales. Other than such modifications and enhancements to our internal control over financial reporting, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings at this time. From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business.

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

We have recorded a net loss of $77.0 million for the nine months ended September 30, 2014 and do not expect to be profitable in 2014. With the exception of 2013, which was impacted by a significant legal settlement with Valeant Pharmaceuticals International, Inc. (Valeant), we have incurred net losses in each year since our inception, including net losses of approximately $56.1 million and $47.9 million for 2012 and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $207.5 million. Historically, we have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We do not expect to receive revenues relating to sales of KERYDIN under the Sandoz Agreement over the remainder of 2014 sufficient to offset our losses for the year, and cannot guarantee that payments under the Sandoz Agreement will be sufficient to offset losses in future years. While Sandoz is responsible for selling, marketing, distribution, general and administrative costs and costs related to the commercialization of KERYDIN under the Sandoz Agreement, we expect that, as a general matter, both sales and marketing and research and development expenses for our product candidates will increase in the future as we progress such product candidates through clinical development into the commercialization stage, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, and as stated above, we expect to continue to experience net losses and negative cash flows in 2014. These losses and negative cash flows have had, and until we are profitable, will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to maintain profitability. In addition, our expenses could increase if we are required by the United States Food and Drug Administration (FDA) to perform studies in addition to, or that are larger than, those that we currently expect. Whether we continue to incur future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from the Sandoz Agreement will depend in large part on the successful commercialization of KERYDIN. Prior to our entry into the Sandoz Agreement, we financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our agreements with GlaxoSmithKline LLC (GSK), Eli Lilly and Company (Lilly), the Bill and Melinda Gates Foundation (the Gates Foundation) and the United States Department of Defense, Defense Threat Reduction Agency (DTRA) and our arbitration settlement with Valeant. Revenues from our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA are uncertain because milestones or other contingent payments under our agreements with them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to successfully develop our product candidates, or if revenues from any product candidate that receives marketing approval, including KERYDIN, are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our products. In particular, under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

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

•                  our ability to receive approval for and commercialize KERYDIN or our product candidates outside of the United States;

•                  our ability to establish or maintain collaboration, licensing or other arrangements;

•                  our ability and the ability of third parties to protect and defend intellectual property rights;

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

The development and commercialization of pharmaceutical products is expensive. The costs include those associated with conducting preclinical and clinical trials, interactions with regulatory authorities and the expenses associated with product commercialization. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate and the timing of any potential product approval may be delayed.  Although we believe that our existing capital resources (including the net proceeds from our issuance of Convertible Notes in October 2014 remaining after repayment of the Loan Agreement), together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may need to raise additional capital to fund our research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs associated with, our development, regulatory and commercial efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

Unless and until we can generate a sufficient amount of revenue from our products, including sales of KERYDIN under the Sandoz Agreement, we expect to finance future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our research or development programs or our commercialization efforts and may not be able to make scheduled debt payments on a timely basis or at all. To the extent that we raise additional funds by issuing equity securities or securities convertible into or exchangeable for our common stock (such as the Convertible Notes), our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and the granting of security interests over our assets. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products or product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements, the timing of our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

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

We may not have sufficient cash flow from our business to pay our indebtedness.  In addition, we could incur additional indebtedness that could have adverse effects on our business.

After giving effect to the issuance of the Convertible Notes and the repayment of the Loan Agreement in October 2014, we had total indebtedness of $90.5 million.  Our ability to pay interest on, to repay or to refinance our indebtedness, or to make cash payments in connection with any conversion of the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness, fund our research and development activities and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing indebtedness, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or to engage in these activities on desirable terms, which could result in a default on our debt obligations.

In the future, we may incur additional indebtedness in connection with financing acquisitions, strategic transactions or for other purposes. Any increase in our indebtedness increases the risk that we may be unable to generate enough cash to satisfy our debt obligations and could have other important consequences to our business. For example, it could:

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  restrict us from exploiting business opportunities;

•                  place us at a competitive disadvantage compared to our competitors that have less indebtedness or greater cash flow; and

•                  limit our ability to borrow additional funds for working capital, product development programs, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the agreements that may govern any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests and may require the granting of security interests over our assets. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt, potential foreclosure on our assets and other adverse results.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Products and Product Candidates

If KERYDIN fails to timely achieve and sustain commercial success, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

KERYDIN is our first product to be approved by the FDA and is our first commercialized product. Unless and until we successfully commercialize another product candidate or obtain approval to market KERYDIN, directly or through another collaboration, in jurisdictions outside of the United States, the payments that we receive under the Sandoz Agreement will constitute the entirety of our revenues from product sales. The amount of such payments will depend largely on the commercial success of KERYDIN, which will determine the level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement. In addition, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. The commercial success of KERYDIN will depend on, and may be limited by, a number of factors, including the following:

•                  acceptance of and ongoing satisfaction with KERYDIN by the medical community, patients receiving treatment and third party payers in the United States, and eventually in foreign markets to the extent we seek and receive marketing approvals abroad;

•                  KERYDIN’s market share;

•                  the extent and effectiveness of the development, sales and marketing and distribution support KERYDIN receives from Sandoz;

•                  the amount of resources and efforts utilized by Sandoz in relation to the commercialization of KERYDIN;

•                  the existence of competing products, including whether Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, or other competing products or therapies, are prescribed instead of KERYDIN for certain patients or are perceived as superior to, or more cost-effective than, KERYDIN by physicians or patients;

•                  adequate coverage or reimbursement for KERYDIN by government healthcare programs and third party payers, including private health coverage insurers and health maintenance organizations; and

•                  the ability of patients to afford any required co-payments for KERYDIN.

As discussed above, we have limited ability under the Sandoz Agreement to control decisions that may affect the commercial success of KERYDIN. If Sandoz is unable to successfully commercialize KERYDIN, our revenues would be impacted and our business would be seriously harmed.

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

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we, GSK, Lilly, Drugs for Neglected Diseases initiative (DNDi), the Gates Foundation, DTRA or our other current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If AN2728, AN5568 (also referred to as SCYX-7158) for human African trypanosomiasis (HAT, or sleeping sickness), or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, we are conducting standard cardiac safety monitoring in our Phase 3 clinical trials for AN2728. If the results of Phase 3 clinical trials of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

•                  we may be subject to litigation or product liability claims; and

•                  our reputation may suffer.

Any of these events could prevent us, Sandoz, GSK, Lilly, the Gates Foundation, DTRA or our other current or potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We, GSK, Lilly, the Gates Foundation, DTRA or our other current or potential future partners may be unable to successfully submit NDAs in the United States or marketing approval applications or other foreign applications for any of our products. Upon submitting an NDA, including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that any marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, recommendations made in regulatory advice letters, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products.

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

Our use of boron chemistry to develop pharmaceutical product candidates is novel and may not prove successful in producing additional approved products. Undesirable side effects of any of our product candidates, or of boron-based drugs developed by others, may extend the time period required to obtain regulatory approval or harm market acceptance of our product candidates, if approved.

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

The marketing and sales of pharmaceutical products in specific U.S. specialty markets requires a commercial infrastructure and the implementation of such infrastructure requires substantial resources and time. Historically we have not had any sales, distribution or marketing capabilities. Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States. However, to the extent we are successful in our clinical trials and are able to gain approval for AN2728 or our other product candidates, we intend to continue to evaluate how best to commercialize our products, whether through the establishment of our internal infrastructure, partnerships with third party organizations or a combination of both. The costs of any such internal structure in advance of any approval of our product candidates could be significant. In addition to the risk and expense of establishing sales capabilities in advance of commercial launch, we may not be able to hire a commercial organization that has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing capability, our operating results may be adversely affected. In addition, we continue to evaluate entering into sales and marketing or licensing arrangements with third parties in the United States and for the international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets and the potential product revenues for our products would be reduced.

We expect that KERYDIN and our future approved products, if any, will face competition and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have significant financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our products. We expect that KERYDIN and our future approved products, if any, will compete on the basis of, among other things, product efficacy, safety, price and convenience. For example, we expect that KERYDIN will face competition from Jublia, Valeant’s efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, and we can provide no assurances regarding the level of acceptance that KERYDIN will receive among physicians, healthcare payors and patients as compared to Jublia.

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

We expect that KERYDIN will face competition from Jublia, as well as other currently marketed nail fungal therapeutics including Lamisil, Sporanox, Onmel, Penlac and generic versions of those compounds. KERYDIN will also compete with lasers, which have received clearance from the FDA for the temporary increase of clear nail in patients with onychomycosis and with over-the-counter products. There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with KERYDIN. For example, in the third quarter of 2014, Topica Pharmaceuticals, Inc. completed a Phase 2b/3 clinical trial of 10% Luliconazole Solution to evaluate the efficacy and safety of two different dosing regimens. In addition, several companies are pursuing various devices for onychomycosis, including laser technology.  Similarly, if AN2728 is approved for the treatment of mild-to-moderate atopic dermatitis and/or psoriasis, it may compete against a number of approved treatments. For mild-to-moderate atopic dermatitis, competing treatments would include: combinations of antibiotics, antihistamines, topical corticosteroids and topical immunomodulators, such as Elidel (pimecrolimus) and Protopic (tacrolimus); and, for psoriasis, competing treatments would include: Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate), Dovonex (calcipotriene), Tazorac (tazarotene) and generic versions, where available. AN2728 may one day also compete against (i) systemic treatments for psoriasis, which include oral products such as Soriatane (acitretin), Otezla (apremilast), methotrexate and cyclosporine and injected biologic products such as Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Humira (adalimumab), brodalumab and dupilumab, (ii) current systemic treatments for atopic dermatitis, which include corticosteroids (primarily prednisone), cyclosporine, azathioprine, methotrexate and mycophenolate mofetil, and (iii) systemic treatments for atopic dermatitis in development, which include dupilimab, ixekizumab, apremilast and tofacinib. A number of other treatments are used for psoriasis, including light-based treatments and non-prescription topical treatments. In addition, each of our product candidates may compete against product candidates currently under development by other companies.

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

Reimbursement decisions by healthcare payors may have an effect on pricing and market acceptance. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters.  Consequently, we have limited ability to influence such decisions with respect to KERYDIN.  We can give no assurance as to the extent to which KERYDIN will be reimbursed in any future periods.  Our product candidates, such as AN2728, also will be subject to uncertain reimbursement decisions by healthcare payors. Our products are less likely to be used if they do not receive adequate reimbursement.

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

Healthcare costs have risen significantly over the past decade. The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that a portion of our future revenue, including through gross profit sharing payments that we may receive under the Sandoz Agreement, may be derived from United States government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

In addition, the occurrence of any of the foregoing, even if promptly remedied, could negatively impact the perception of us or the relevant product among the medical community, patients or third party payors.

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

We are subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include Anti-Kickback statutes and false claims statutes.

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

While Sandoz is responsible for sales and marketing activities associated with the commercialization of KERYDIN in the United States, we may in the future employ, or contract with a contract sales organization that employs, the sales representatives who promote our drug products. We expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives or sales organizations. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions.

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

In 2010, PPACA became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers, significantly affecting the pharmaceutical industry.  Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

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

•                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•                  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA) which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We also cannot be certain that KERYDIN or any of our product candidates approved in the future will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If KERYDIN or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their patients, thereby diminishing the potential market for such products.  Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters.  Consequently, we have limited ability to influence such decisions with respect to KERYDIN.

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

Unless and until we obtain approval to market KERYDIN, directly or through another collaboration, in jurisdictions outside of the United States, our ability to generate revenue from KERYDIN will depend on payments that we receive from Sandoz under the Sandoz Agreement. Under the Sandoz Agreement, we are entitled to, among other things, 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we will start receiving gross profit sharing payments after the first $50.0 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments totaling $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments for any other year under the Sandoz Agreement. The level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement will depend on the level of commercial success that KERYDIN achieves. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales (including setting the price for KERYDIN), marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. If Sandoz does not devote sufficient resources to the commercialization of KERYDIN, is ineffective in doing so or is otherwise unable to successfully commercialize KERYDIN, our operating results would be materially and adversely affected. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days prior written notice, subject to the payment to us (to the extent then unpaid) of the launch payment and any minimum gross profit sharing amounts. Accordingly, there can be no assurance that Sandoz will continue to distribute and commercialize KERYDIN through the full initial term of the Sandoz Agreement (or any renewal term thereof).

We depend on our existing third party collaborations and research agreements to fund all or a portion of certain of our development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements. These research collaborations may fail to successfully identify product candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds. In the event that any collaborator of ours does not elect to exercise its option or elects not to develop or commercialize our collaboration product candidates, our operating results and financial condition could be materially and adversely affected.

Currently, we have two significant ongoing collaboration and research agreements: an April 2013 research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB and an October 2013 research agreement with DTRA to design and discover new classes of systemic antibiotics. In addition, while the research period under our 2007 collaboration agreement with GSK has expired, GSK selected a compound for further development in TB in September 2013 and will be responsible for all further development and commercialization of this compound. Similarly, while the research term under our 2010 research, license and commercialization agreement with Lilly ended in April 2014, Lilly licensed a development compound for an animal health indication from us in December 2012 and will be responsible for all further development and commercialization of this compound.

During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA award, after the initial term of eleven months and the twelve month research extension, DTRA has the sole option to fund the research for a subsequent nineteen month period. We can offer no assurance that DTRA will exercise the option to fund the nineteen month research extension. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

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

If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. We cannot assure you that our collaboration partners will fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we may need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. For example, we settled in October 2013 our breach of contract dispute and all related existing and future claims with Valeant who paid us $142.5 million following an expensive and time-consuming litigation process. There can be no assurance that we will not have other disputes in the future with our current or future partners with respect to our collaboration agreements. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we routinely evaluate the establishment of collaborations for development and commercialization of product candidates and research programs. For example, in July 2014, we entered into the Sandoz Agreement, pursuant to which Sandoz distributes and commercializes KERYDIN in the United States. In addition, if AN2728 or any of our other product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties targeting podiatrists, dermatologists, other specialty and non-specialty markets in the United States and internationally, or we may develop our own sales force targeting such markets. If we are unable to enter into any such arrangements with third parties on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements such as our arrangement with Sandoz are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our products or product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the commercialization and development of our products or product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our products or product candidates, we may incur increased costs, we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

We depend on third party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource substantial portions of our operations to third party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical trials and various preclinical studies, as well as certain medical affairs activities. In addition, under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States, as well as certain governmental reporting obligations associated therewith.

Because we have relied on third parties, unless and until we establish our internal infrastructure, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. If these third party service providers fail to comply with applicable laws and regulations, fail to provide us with timely and accurate information or otherwise do not carry out their contractual duties to us, it could impact our ability to comply with applicable state and federal laws, which could expose us to liability and adversely affect our business. In addition, our agreements with contract research organizations and other third parties with which we do business often contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third party claims.  To the extent that we are subject to a claim under such an indemnification provision, our financial condition and results of operations could be materially adversely affected.  The use of third party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third party providers. To the extent we are unable to identify, retain and successfully manage the performance of third party service providers in the future, our business may be materially adversely affected.

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

We do not own or operate facilities for the manufacture of KERYDIN or other products or product candidates. We have a small number of personnel with experience in drug product manufacturing. Pursuant to our manufacturing agreement with Hovione FarmaCiencia SA (Hovione), we are obligated during the term of the agreement to purchase from Hovione a portion of our active pharmaceutical ingredient (API) requirements for KERYDIN intended for distribution in the United States.  In addition, pursuant to our manufacturing agreement with DPT Laboratories, Ltd. (DPT), we outsource to DPT the manufacturing and packaging of KERYDIN finished drug product. Any inability by our third party manufacturers to supply sufficient quantities of KERYDIN API or finished drug product could adversely affect product commercialization and delay certain payments under the Sandoz Agreement. In addition, we currently outsource all API and finished drug product manufacturing and packaging of our preclinical and clinical product candidates such as AN2728 to third parties and intend to continue to do so. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We currently rely on Hovione and DPT for our requirements of API and finished drug product for KERYDIN. In the event that we and our suppliers are unable to agree to terms and conditions for the supply of some or all of our clinical and commercial supply needs of API and finished drug product, or we are unable to renew or continue on terms acceptable to us, or at all, existing agreements with such suppliers following the expiration of their terms, we would not be able to manufacture API and finished drug product until alternative suppliers are identified and qualified, which could delay the further development of, and impair our ability to commercialize, our products and, in the case of KERYDIN, delay certain payments under the Sandoz Agreement. For example, the initial term of our manufacturing agreement with Hovione expires on December 31, 2020 and, while the agreement contains automatic renewal provisions, there can be no assurance that the agreement will continue past its initial term on terms acceptable to us, or at all. In addition, prior to January 31, 2018, Hovione may give notice to us to terminate the agreement effective December 31, 2018 in the event that we do not make aggregate purchases of API for KERYDIN from Hovione in excess of a specified minimum amount.  Similarly, the initial term of our manufacturing agreement with DPT is currently expected to expire on December 31, 2019 and, while the agreement contains automatic renewal provisions, there can be no assurance that the agreement will continue past its initial term on terms acceptable to us, or at all. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our products and product candidates, as well as for products and product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product or product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

In addition, the manufacturing facilities of certain of our suppliers, including Hovione, are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

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

As of September 30, 2014, we were the owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to boron-containing compounds, methods of making these compounds or methods of using these compounds in various indications. We are actively pursuing, either solely or with a collaborator, additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

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

We currently hold issued trademark registrations and have trademark applications pending in the United States and other countries, which may be subject to government or third party objections that could prevent the issuance or maintenance of the applications or registrations. In addition, from time to time, parties may assert trademark or other intellectual property infringement claims against us in the form of letters, lawsuits and other forms of communication. If there is a determination that we have infringed third party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

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

If we choose to go to court to stop another party from using the inventions claimed in any current or future patents that we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and may consume time and resources and divert the attention of managerial and scientific personnel even if we are successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights to such patents.

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

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in such activities, including making or selling our products or product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court could decide that we or our commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents and we may have indemnification obligations to our commercial partners in such circumstances.

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

Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. We receive research funding from DNDi, which requires that we share rights with DNDi. For example, we have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe (DNDi Territory). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of sleeping sickness, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi initiated a Phase 1 clinical trial for AN5568 in France. AN5568 is being developed for the treatment of sleeping sickness. The boron-containing compounds being studied in our DNDi collaboration are structurally distinct from our other clinical product candidates. Currently, none of our existing product candidates under development are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with MMV. We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds being researched under our MMV collaboration are currently structurally distinct from our clinical product candidates and none of our existing clinical product candidates are being considered for use in the MMV collaboration.

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

Under our DTRA collaboration, we will design and discover new classes of systemic antibiotics under a drug discovery consortium led by us. Our research efforts under the DTRA collaboration are subject to co-ownership rights with our consortium partners and the U.S. Government.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.

As of September 30, 2014, we jointly own a small number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, applications, and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

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

We may not be able to attract or retain qualified management, sales and marketing, finance, scientific, clinical, legal and administrative personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in Northern California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

The sale of our approved products, including KERYDIN, and the use of our product candidates in clinical trials expose us to the risk of product liability claims. Product liability claims may be brought against us or our partners by patients, participants enrolled in our clinical trials, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We maintain general liability insurance in the normal course of our business based on our consultation with our insurance consultants, and in light of current market conditions, including cost and availability.  However, such coverage excludes pollution liability and may not be adequate to cover other claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications and reporting obligations. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, potential customers and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

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

Future issuances of our common stock, or other securities convertible into or exchangeable for our common stock, may cause dilution to existing stockholders and may cause our share price to decline.

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in October 2014, we issued $90.5 million of Convertible Notes.  Subject to satisfaction of certain conditions and during certain periods, the Convertible Notes will be convertible at the option of holders into cash, shares of our common stock or a combination thereof, at our election.  As a result, conversions of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith.  In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, RSUs or other stock-based awards under our existing or future equity incentive plans, employee stock purchase plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Our share price may be volatile and could decline significantly.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•                  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

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

Certain holders of our common stock and Convertible Notes have demand registration rights, which could require us to register such securities for public sale at the holders’ option.

Holders of shares of our common stock who are party to an investors’ rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  In addition, in connection with the sale of $8.0 million aggregate principal amount of Convertible Notes (the Venrock Notes) in October 2014 to certain funds affiliated with Venrock Associates (the Venrock Funds), an affiliate of ours, we entered into a registration rights agreement with the Venrock Funds, pursuant to which the Venrock Funds may require us, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of our common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and The NASDAQ Global Market, may create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming. We evaluate and monitor these rules and proposed changes to rules on an on-going basis, but cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and such investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Anti-takeover provisions in our charter documents and under Delaware law, and certain provisions of the Convertible Notes, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

In addition, certain provisions of the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a “fundamental change” under the terms of the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. Similarly, if an acquisition event constitutes a “make-whole fundamental change” under the terms of the Convertible Notes, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change.

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

Date: November 7, 2014	ANACOR PHARMACEUTICALS, INC.

	By:	/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
10.38†	Distribution and Commercialization Agreement, dated as of July 18, 2014, between Sandoz Inc. and the Registrant.
10.39†	Manufacturing Agreement, dated as of September 30, 2014, between Hovione FarmaCiencia SA and the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(3)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Comprehensive Loss, (iv) the unaudited Condensed Statements of Cash Flows and (vi) the unaudited Notes to Condensed Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-169322), effective November 23, 2010, and incorporated herein by reference.

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