Form 10-K
period 2014-12-31
Anacor Pharmaceuticals, Inc.
filed 2015-03-16
CIK 1411158

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34973

ANACOR PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	25-1854385 (I.R.S. Employer Identification No.)

1020 East Meadow Circle
Palo Alto, CA 94303-4230
(Address of Principal Executive Offices and Zip Code)

(650) 543-7500
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $633.7 million (computed by reference to the closing price of $17.73 on such date as reported by the NASDAQ Global Market). Common stock held by our executive officers, directors and certain stockholders as of June 30, 2014 has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant's common stock outstanding as of March 6, 2015 was 43,431,690.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement related to its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Anacor Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the progress, timing and results of our clinical trials, the safety and efficacy of our approved product and product candidates, the timing of the potential approval of our product candidates, the commercial success of our approved product and the timing and potential commercial success of our product candidates. These statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and we undertake no obligation to update any forward-looking statement except as required by law. These forward-looking statements are based on estimates and assumptions by our management that, although believed to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

        The following represent some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by our forward-looking statements: the successful commercialization of KERYDIN® (tavaborole) topical solution, 5% pursuant to our distribution and commercialization agreement with Sandoz Inc.; any issues or delays arising during the course of our Phase 3 pivotal studies or other studies relating to AN2728; any delay or failure by the U.S. Food and Drug Administration to approve AN2728; our ability to timely and successfully launch, either alone or with a partner, AN2728, if approved; the impact of general economic, industry, market or political conditions; and the other risks and uncertainties identified under the captions "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

NOTE REGARDING TRADEMARKS

        We own or have rights to various trademarks used in our business, including Anacor®, Anacor Pharmaceuticals® and KERYDIN® (tavaborole) topical solution, 5%. This Annual Report on Form 10-K also includes trademarks of other companies. Trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We believe that our expertise in boron chemistry enables us to design and synthesize compounds that interact with drug targets in novel ways and also address drug targets that have been historically difficult to treat with traditional carbon-based compounds. We have applied this expertise across a range of fungal, inflammatory and bacterial diseases that represent significant unmet medical needs. We believe that our first approved product and our product candidates may offer significant improvements over the standard of care for diseases that represent large, well-defined commercial opportunities.

        Our first approved product, KERYDIN® (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement (the "Sandoz Agreement") with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States.

        Our lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. We initiated Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. We currently expect to announce the results of our Phase 3 pivotal studies in the third quarter of 2015.

        Beyond KERYDIN and AN2728, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative ("DNDi") for the potential treatment of human African trypanosomiasis ("HAT" or "sleeping sickness"). The third compound is licensed to GlaxoSmithKline LLC ("GSK") for development in tuberculosis ("TB"). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

        We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions.

Boron Chemistry Platform

        All of our current research and development programs, including our development-stage product candidates, are based on compounds that have been internally discovered using our boron chemistry platform. Boron is a naturally occurring element that is ingested frequently through consumption of fruits, vegetables, milk and coffee. Boron has two attributes that we believe confer compounds with drug-like properties. First, boron-based compounds have a unique geometry that allows them to have two distinct shapes, giving boron-based drugs the ability to interact with biological targets in novel ways and to address targets not amenable to intervention by traditional carbon-based compounds. Second, boron's unique reactivity as compared to carbon allows us to design molecules that can hit targets that are difficult to inhibit with carbon chemistry.

        Despite the ubiquity of boron in the environment, researchers have faced challenges in evaluating boron-based compounds as product candidates due to the previously limited understanding of the physical properties necessary to provide boron-based compounds with the chemical and biological attributes required of pharmaceutical therapies as well as difficulty in chemical synthesis.

        We have developed expertise and an understanding of the interactions of boron-based compounds with key biological targets relevant to treating disease. This know-how is primarily related to methods for modulating boron's reactivity to optimize reactions with the target and minimize unwanted chemical reactivity. Our advances have enabled the efficient optimization of disease-modifying properties for our first approved product and our lead compounds as they progress from the research stage into clinical trials.

        Additionally, we have discovered new methods of synthesizing boron compounds, allowing for the creation of new compound families with broad chemical diversity and retention of drug-like properties. These new compound families expand the universe of biological targets that can be addressed by small-molecule, boron-based compounds. We have been in operation since 2002 and began generating clinical candidates in our second year of operations. Since that time, we have discovered and synthesized thousands of boron-containing molecules.

        We believe our focus on boron-based chemistry provides us with multiple advantages in the small-molecule drug discovery process. These advantages include:

  •
  Novel access to biological targets.  Due to the unique geometry and reactivity of boron-based molecules, our boron-based compounds are able to modulate existing biological targets and can address targets not amenable to intervention by traditional carbon-based compounds. This may enable us to treat diseases in addition to onychomycosis that have not been effectively addressed by carbon-based compounds, for example, by developing antibiotic or antifungal therapies that kill pathogens that have become resistant to existing drugs.

  •
  Broad utility across multiple disease areas.  Our compounds have exhibited extensive preclinical activity in multiple disease areas, including inflammatory, bacterial and fungal diseases, which are our core areas of focus, as well as in neglected diseases and for applications in animal health.

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

Our Strategy

        Our objective is to discover, develop and commercialize proprietary boron-based drug compounds with superior efficacy, safety and convenience for the treatment of a variety of diseases. The key elements of our strategy to achieve this objective are to:

  •
  Drive rapid, efficient discovery of novel boron-based compounds.  We believe the unique characteristics of boron and the expertise we have developed allow us to design novel product candidates that target a range of diseases within our core areas of focus and drive a rapid and efficient drug development process. In addition to our first approved product, KERYDIN, our lead product candidate, AN2728, and our out-licensed compounds, we have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development.

  •
  Target development activities in our core focus areas.  We intend to target our development activities in our core focus areas of inflammatory, bacterial and fungal diseases. To fully leverage our boron chemistry platform, we have established and may in the future pursue additional development partnerships in these focus areas.

  •
  Commercialize our products internally or through partnerships in specialty markets in the United States.  Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN, our first commercialized product, in the United States. We intend to continue to evaluate how best to commercialize our future approved products, whether through the establishment of our own internal infrastructure, partnerships with third party organizations or a combination of both. In addition, we may enter into sales and marketing arrangements with third parties for international sales of approved products.

  •
  Leverage partnerships for non-core focus areas.  We believe boron chemistry has utility in a broad range of diseases outside of our core areas of focus. To maximize the value of our boron chemistry platform and to provide non-dilutive capital to support development in our core areas of focus, we have entered into and may in the future seek additional partnerships early in development for compounds in non-core areas, such as neglected diseases and for applications in animal health.

  •
  Expand and protect our intellectual property.  We intend to expand and aggressively prosecute our intellectual property in the area of boron chemistry and boron-based compounds. Since a relatively limited amount of research has been done in the area of boron-based drug development, we believe that we can establish a defensible and valuable intellectual property portfolio.

History and Development of the Company

        We were incorporated in Delaware in 2000 and began operations under the name Anacor Pharmaceuticals, Inc. in 2002 in Palo Alto, California to explore potential uses of boron-based compounds in pharmaceutical drug development under a contract with the Defense Advanced Research Projects Agency. Since then, our research and development team has made numerous proprietary advances in boron chemistry that have allowed us to synthesize many novel boron-based compounds. Certain of these compounds have demonstrated potential activity in a variety of diseases, including inflammatory, bacterial and fungal diseases, which today represent our core areas of focus. We have advanced a number of these compounds into clinical development. For example, by 2007, our first approved product, KERYDIN, and our current lead product candidate, AN2728, were in clinical development.

        In November 2010, following several rounds of funding from our venture capital and collaboration partners, we completed our initial public offering of approximately 13.4 million shares of our common stock (the "IPO"), and a concurrent private placement of 2.0 million shares of our common stock to entities affiliated with Venrock Associates (collectively, "Venrock"). We used the proceeds from our IPO to fund, among other things, our Phase 3 pivotal studies for KERYDIN and certain preclinical and clinical development activities for AN2728.

        In the first quarter of 2013, we announced the results of our Phase 3 pivotal studies for KERYDIN and, in September 2013, our New Drug Application ("NDA") for KERYDIN was accepted for filing by the FDA. In October 2013, we entered into a settlement agreement with Valeant Pharmaceuticals

International, Inc. ("Valeant") and Dow Pharmaceutical Sciences, Inc. ("DPS"), which was acquired by Valeant in December 2008, pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. In addition, we and Valeant, which acquired Medicis Pharmaceutical Corporation ("Medicis") in December 2012, agreed, among other things, to withdraw all claims and complaints relating to arbitration or litigation in connection with a research and development option and license agreement that we entered into with Medicis in February 2011.

        In the first quarter of 2014, we initiated Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults. In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails and we entered into the Sandoz Agreement. In connection with the execution of the Sandoz Agreement, we received two upfront payments totaling $40.0 million. In September 2014, PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States. In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes") in a private offering in reliance upon Rule 144A under the Securities Act and a concurrent private placement under the Securities Act. We used a portion of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our loan and security agreement (the "Hercules Loan Agreement") with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

        Our research and development activities are targeted in our core areas of focus, where we have discovered boron-based compounds that are in various stages of screening, research and development for potential anti-inflammatory, anti-bacterial and antifungal indications. In addition to our internal research and development efforts described above, we have also entered into a number of research collaborations with partners outside of our core areas of focus in connection with our neglected disease and animal health programs, including: (i) our partnership with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, (ii) our research and development collaboration with GSK for TB, (iii) our research, license and commercialization agreement with Lilly for an animal health indication and (iv) our research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") for two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis),TB and cryptosporidiosis. We believe our work with partners outside of our core areas of focus allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions.

        For information regarding our financial condition and results of operations, including our revenues, loss/income and total assets, see our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

Our First Approved Product

KERYDIN

        KERYDIN (formerly known as AN2690) is an oxaborole antifungal approved by the FDA in July 2014 for the topical treatment of onychomycosis of the toenails. In September 2014, PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States.

  Sandoz Agreement

        In July 2014, we entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm distributes and commercializes KERYDIN in the United States. Pursuant to the

Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014, and a payment of $25.0 million in January 2015. Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz and we have effectively received our 50% share of such gross profits as a result of the $25.0 million received in January 2015. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are also responsible for supplying KERYDIN to Sandoz under the Sandoz Agreement at a price equal to our manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement also grants us an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

  Onychomycosis Market

        Onychomycosis is primarily caused by dermatophytes, which are fungi that infect the skin, hair or nails. The infection involves the nail plate, the nail bed and, in some cases, the skin surrounding the nail plate. Onychomycosis causes nails to deform, discolor, thicken, become brittle and split and separate from the nail bed. Toenails affected by onychomycosis can become so thick that routine trimming of the nails becomes difficult. The condition can cause pain when individuals wear shoes, leading to difficulties walking. The unsightly appearance of infected nails in patients suffering from onychomycosis can also lead to social embarrassment and may be perceived to be an active infection and contagious.

        According to Podiatry Today, approximately 35 million people in the United States suffer from onychomycosis. Most onychomycosis infections are infections of the toenail. Based on market estimates, we believe that only a relatively small percentage of those suffering from onychomycosis have historically sought and received treatment. For those who do seek treatment, options include debridement, oral or topical drugs or a combination of debridement and drug therapies. Debridement consists of scraping, cutting away or removal of the affected nail. Onychomycosis may persist or worsen if not treated. Onychomycosis often recurs in susceptible individuals because the fungi that cause onychomycosis are present in many common locations, including floors, socks and shoes. Consequently, the nail can be reinfected, and additional courses of treatment are frequently required even after successful treatment.

Our Product Candidates in Our Core Areas of Focus

        The following summarizes the current status and the anticipated next steps in our development plans for our product candidates in inflammatory, bacterial and fungal disease, which represent our core areas of focus:

Our Anti-Inflammatory Programs

  AN2728 for Mild-to-Moderate Atopic Dermatitis

        Our lead anti-inflammatory product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis, a chronic inflammatory skin disease that affects millions of people worldwide. To date, AN2728 has demonstrated initial tolerability and activity against mild-to-moderate atopic dermatitis in a number of non-pivotal clinical studies. In the first quarter of 2014, we had an End of Phase 2 meeting with the FDA for AN2728 in mild-to-moderate atopic dermatitis and initiated Phase 3 pivotal studies in mild-to-moderate atopic dermatitis. We currently expect to announce the results of our Phase 3 pivotal studies in the third quarter of 2015.

  Atopic Dermatitis Market

        Atopic dermatitis is a chronic rash characterized by inflammation and itching, often occurring in the folds of skin with symptoms lasting up to 14 days or more. Lesions of atopic dermatitis are commonly red, elevated, scaly, excoriated and oozing patches and are often accompanied by intense, unrelenting pruritus (itching). The lesions' lichenification, a thickening of the skin with exaggerated skin lines, is considered to be a hypertrophic response to chronic rubbing. Based on available sources, we believe approximately 18 to 25 million people in the United States suffer from atopic dermatitis and that the vast majority of those impacted by the condition suffer from mild or moderate atopic dermatitis, rather than severe dermatitis. The condition most commonly appears in childhood, with estimates that between 8% and 18% of all infants and children in the United States are affected by the disease, and it can persist into adulthood. Atopic dermatitis is a common cause for pediatric healthcare visits, but appears to continue to be frequently misdiagnosed, misunderstood and ineffectively treated. While the exact cause of atopic dermatitis is not known, patients have a number of characteristics, including: a family tendency towards atopy, i.e., asthma, hay fever and atopic dermatitis; an impaired skin barrier function; dry skin; a lower than normal threshold for itching; increased susceptibility to bacterial as well as viral, fungal and yeast skin infections and abnormal immune and/or inflammatory responses. The secondary infections and/or greater than normal levels of bacterial colonization may be due to deficiencies in these patients' innate immunity. At least some of the inflammatory responses are driven by host responses to the super antigens of Staphylococcus aureus.

  Current Therapies for Mild-to-Moderate Atopic Dermatitis

        No currently available therapy is curative for atopic dermatitis. Topical corticosteroids are often recommended as the first-line pharmacologic therapy and are aimed at preventing pruritus and subsequent scratching, which exacerbates the condition. Local side effects include skin thinning, acne and stretch marks, and systemic side effects include HPA axis suppression. In addition, continuous application of topical corticosteroids for long periods of time is not recommended and patients are often instructed to limit use on thin skin areas such as the face, neck and skin folds. The most recently approved non-steroidal topical therapies for atopic dermatitis are the topical calcineurin inhibitors, Protopic (tacrolimus) ointment and Elidel (pimecrolimus) cream, which were approved in 2000 and 2001, respectively. In March 2005, based on the advice of the FDA Pediatric Advisory Committee, the FDA issued a public health advisory to inform healthcare providers and patients about a potential cancer risk from the use of Elidel and Protopic and required that the labeling for such products include a "boxed warning" about the potential cancer risk. In addition, the FDA recommended that healthcare providers and patients use Elidel and Protopic only as a second-line therapy for short term and intermittent treatment of mild-to-moderate atopic dermatitis in non-immunocompromised patients over the age of 2 years who have failed to respond to other topical prescription treatments. In 2004, the last full year prior to the FDA's public health advisory, approximately 4.9 million prescriptions were written for Protopic and Elidel in the United States. Following the implementation of the boxed warning, prescriptions for these products declined rapidly. Atopic dermatitis treatments also include antibiotics, antihistamines and combinations of treatments. If approved, we anticipate that AN2728 will be the first non-steroidal topical treatment for atopic dermatitis approved by the FDA since the approval of Elidel in 2001.

  AN2728 Clinical Development Program in Mild-to-Moderate Atopic Dermatitis

        AN2728 has demonstrated tolerability and activity against mild-to-moderate atopic dermatitis in a number of non-pivotal clinical studies. We held an End of Phase 2 meeting with the FDA to discuss the design of our Phase 3 pivotal studies for AN2728 and initiated our Phase 3 pivotal studies in mild-to-moderate atopic dermatitis in the first quarter of 2014.

        Our Phase 3 pivotal studies for AN2728 consist of two multi-center, double-blind, vehicle-controlled studies that will enroll approximately 750 subjects per study who will be randomized in a 2:1 ratio (active:vehicle). Each study is being conducted at multiple sites that are enrolling subjects ages two years and older with mild-to-moderate atopic dermatitis, defined as an Investigator Static Global Assessment ("ISGA") score of 2 (mild) or 3 (moderate). The ISGA is a 5-point scale from 0 (clear) to 4 (severe). Pursuant to the clinical study protocol, AN2728 ointment, 2% is applied twice daily ("BID") for 28 days. The primary efficacy endpoint is treatment success at day 29, defined as an ISGA of "clear" or "almost clear" with at least a 2-grade improvement from baseline. Secondary endpoints include an ISGA of "clear" or "almost clear" at day 29, as well as time to treatment success. The safety evaluation will include reported adverse events, safety laboratory tests and vital signs. Subjects who complete either Phase 3 study will have the option to enroll in a long-term safety trial to evaluate the safety of intermittent use of AN2728 ointment, 2% for up to 12 months. At least 100 subjects will be enrolled for 12 months and at least 300 subjects will be enrolled for 6 months, during which time subjects will be treated as needed under the direction of the investigator. We currently expect to announce the results of our Phase 3 pivotal studies in the third quarter of 2015.

        Below is a summary of our AN2728 non-pivotal clinical studies and certain other studies completed to date:

  •
  In December 2011, we announced the results of our first Phase 2 trial of AN2728 for the treatment of atopic dermatitis. In this six-week, double-blind, bilateral trial, 25 patients were randomized 1:1 to treat their atopic dermatitis lesions BID with AN2728 ointment, 2% or vehicle. The primary endpoint was the improvement in lesions treated with AN2728 ointment, 2% compared to lesions treated with vehicle at 28 days. Improvement was defined as a decrease in the Atopic Dermatitis Severity Index ("ADSI") score, which is the sum of the severity scores of five clinical features (erythema, pruritus, exudation, excoriation and lichenification) from 0 (none) to 3 (severe) for each feature, for a total score of 0 to 15. AN2728 met the primary endpoint with 68% of subjects treated with AN2728 demonstrating greater improvement in ADSI score from baseline in AN2728-treated lesions than in the vehicle-treated lesions, compared to 20% of subjects who had a greater decrease in the vehicle-treated lesion than in the active-treated lesion (P = 0.017). The proportion of lesions achieving total or partial clearance (ADSI score ≤ 2.0) at day 28 was 52% for lesions treated with AN2728 compared to 16% for lesions treated with vehicle.

  •
  In December 2012, we announced results from our second Phase 2 study of AN2728 for the treatment of atopic dermatitis. This Phase 2 open-label study enrolled 23 adolescent patients, with mild-to-moderate atopic dermatitis involving 10-35% of treatable body surface area ("BSA"). Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). Patients were instructed to apply AN2728 ointment, 2% BID for 28 days. The primary endpoints were an assessment of safety and tolerability based on the frequency and severity of systemic and local adverse events ("AEs") as well as the pharmacokinetic profile. The secondary endpoints included an assessment of the change in ISGA score as well as individual signs and symptoms of atopic dermatitis. It was our first study in adolescents with atopic dermatitis, and the first study in which we evaluated the treatment of all of a patient's atopic dermatitis and measured the improvement using the ISGA. The ISGA is the same scale used by the FDA to evaluate the most recently approved topical treatments for atopic dermatitis. In this study, 35% of patients achieved an ISGA score of 'clear' or 'almost clear' with a minimum 2-grade improvement.

  •
  In March 2013, we reported the results of a Phase 2 dose-ranging study in 86 adolescents (ages 12 - 17) with mild-to-moderate atopic dermatitis. Patients were randomized 1:1 to either once daily ("QD") or BID application for 28 days. Patients were instructed to apply AN2728 ointment, 2.0% to one target lesion and AN2728 ointment, 0.5% to a comparable target lesion. The primary endpoint was the change from baseline ADSI score. A clear dose response was demonstrated in this study, with AN2728 ointment, 2.0% BID yielding the greatest improvement. Lesions treated with AN2728 ointment, 2.0% BID for 28 days achieved a 71% improvement from baseline in their ADSI score, with 62% of lesions in this treatment group achieving total or partial clearance. Most adverse events were mild and largely unrelated to the study drug.

  •
  In November 2013, we reported the results of a Maximal Use Systemic Exposure ("MUSE") study in children. The multi-center, open label study enrolled 34 patients, ages two to 17 years with mild-to-moderate atopic dermatitis with a mean involvement of 49% of total BSA. Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). In the MUSE study, patients (or their caregivers) were instructed to apply AN2728 ointment, 2% BID for 28 days. In this open label study, AN2728 ointment, 2% appeared to be safe, well-tolerated and efficacious when applied twice daily to patients, ages two to 17 years with atopic dermatitis affecting a very large percentage of their BSA. 65% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) after four weeks of treatment; 47% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) with a minimum 2-grade improvement after four weeks of treatment; mean pruritus scores improved by 63% after four weeks of treatment; and patients demonstrated an average 78% reduction in affected BSA. Overall blood levels in pediatrics and adolescents were relatively low and were similar to those previously observed in adults after adjusting for percent BSA treated.

  •
  In December 2013, we completed a thorough QT ("TQT") study in approximately 180 healthy volunteers. The primary endpoint of this study was the assessment of any change from a baseline electrocardiogram ("ECG"), and more specifically the QT/QTc interval following multiple doses of AN2728 ointment, 2% as compared to vehicle ointment at day 9. Study results indicated that AN2728 ointment, 2% did not have any significant effect on the primary endpoint and appeared safe from a cardiac safety perspective.

  •
  In February 2014, we completed a healthy-volunteer drug-drug interaction clinical study demonstrating that AN2728 and its metabolites do not interact with cytochrome P450 subtype 2C9.

  •
  In January 2015, we announced the completion of two two-year rodent carcinogenicity studies for AN2728. Neither of these carcinogenicity studies identified any evidence of AN2728-related malignancies.

  AN2728 for Psoriasis

        We have also studied AN2728 for the treatment of psoriasis in several non-pivotal clinical studies where it has demonstrated initial tolerability and activity against psoriatic lesions.

  Psoriasis Market and Current Therapies

        Psoriasis is a chronic inflammatory skin disease that affects as many as 7.5 million people in the U.S. and an estimated 125 million people worldwide. Patients can be categorized as mild, moderate or severe, with the significant majority of patients having mild to moderate forms of the disease. Psoriasis is characterized by thickened patches of inflamed, red skin covered with thick, silvery scales typically found at the elbows, knees, scalp and genital area. The disorder ranges from a single, small, localized lesion in some patients to a severe generalized eruption. Patients with mild-to-moderate psoriasis are typically treated with a combination of topical therapies, while patients with moderate-to-severe psoriasis are typically treated with a combination of topical and systemic therapies. The recent introductions of new systemic biologic therapies have provided new treatment options for patients with moderate-to-severe disease.

        Currently available treatments for psoriasis can be classified as topical, oral, injectable or phototherapy. As no current treatment cures the condition, psoriasis patients often rotate through treatments over time as the severity of their disease state changes or they develop complications. The most common topical treatments for psoriasis currently include corticosteroids, vitamin D derivatives, such as Dovonex (calcipotriene) and Vectical (calcitriol), retinoids, such as Tazorac (tazarotene), combination products, such as Taclonex (a combination of calcipotriene and the high potency corticosteroid, betamethasone dipropionate) and, to the extent available, generic versions of such products. The most common oral treatments, which are typically reserved for moderate-to-severe cases of psoriasis, currently include Soriatane (acitretin), Otezla (apremilast), methotrexate and cyclosporine. The most common injectable biologic products, which like the oral treatments are typically reserved for moderate-to-severe cases of psoriasis, currently include Enbrel (etanercept), Remicade (infliximab), Stelara (ustekinumab), Simponi (golimumab), Humira (adalimumab) and Cosentyx (secukinumab). In addition to topicals, orals and injectables, psoriasis is also treated with ultraviolet light exposure.

  AN2728 Clinical Development Program in Psoriasis

        AN2728 has demonstrated initial tolerability and activity against psoriatic lesions in several non-pivotal clinical studies. In October 2011, we participated in an End of Phase 2 meeting with the FDA to discuss the design of Phase 3 pivotal studies for AN2728 in psoriasis and, in November 2011, we filed a special protocol assessment ("SPA") and reached agreement with the FDA on the major parameters associated with the design and conduct of any follow-on Phase 3 pivotal studies of AN2728 in psoriasis. Given the positive outcome from the Phase 2 atopic dermatitis trials and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing our current AN2728 development activities on atopic dermatitis rather than psoriasis, and will evaluate further psoriasis development and clinical activities after the completion of our Phase 3 pivotal studies in atopic dermatitis.

        We have completed a number of non-pivotal clinical studies of AN2728 in patients with psoriasis, including four Phase 2 clinical studies between March 2008 and June 2011. Our last Phase 2b study evaluated AN2728 in patients with mild-to-moderate psoriasis under the anticipated conditions of any follow-on Phase 3 pivotal studies in order to provide us with preliminary indications of efficacy, local tolerability and systemic safety when treating a larger BSA than our previous Phase 2 studies. In our last Phase 2 study, 68 subjects were randomized in a 2:1 ratio, AN2728 to vehicle. Subjects treated with AN2728 showed improvement over vehicle at each of the recorded time points during the 12-week study period with peak efficacy (defined as the proportion of subjects achieving complete or near complete clearance of treated psoriasis plaques with a minimum 2-grade improvement from baseline) of 26% occurring after six weeks of treatment with AN2728.

  Other Anti-inflammatory Compounds

        We have discovered boron-based compounds that are in the early stages of screening, research and development for potential anti-inflammatory indications. Among these compounds is our wholly-owned anti-inflammatory product candidate AN2898, an investigational non-steroidal topical PDE-4 inhibitor for the potential treatment of atopic dermatitis and psoriasis. We have completed a number of Phase 1 and Phase 2 clinical studies of AN2898, including most recently our December 2011 Phase 2a study of AN2898 in atopic dermatitis. In that multicenter, randomized, double-blind, vehicle-controlled, bilateral comparison study, 46 patients with mild-to-moderate atopic dermatitis were randomized (1:1) to receive either AN2728 ointment, 2% vs. ointment vehicle or AN2898 ointment, 1% vs. ointment vehicle, applied BID to two similar target lesions on the trunk or extremities for six weeks. The primary endpoint for both compounds was successfully achieved after 28 days of treatment.

Our Antibiotic Programs

        We have discovered boron-based compounds that are in various stages of screening, research and development for potential anti-bacterial indications, including infections caused by Gram-positive and Gram-negative bacteria.

  AN3365 for Gram-Negative Infections

        AN3365 is our wholly-owned investigational antibiotic product candidate for the potential treatment of infections caused by Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp. Traditionally, Gram-negative infections have been treated with antibiotics, particularly beta-lactams, including penicillins, cephalosporins and carbapenems, and quinolones, including flouroquinolones. However, the effectiveness of existing antibiotics has been declining due to increasingly prevalent drug resistance and there is an ongoing need for novel antibiotics.

        In October 2007, we entered into a research and development collaboration with GSK (the "Original GSK Agreement") for the discovery, development and worldwide commercialization of boron-based systemic anti-infectives. In November 2009, we initiated a Phase 1 dose-escalating clinical study to evaluate the safety, tolerability and pharmacokinetics of AN3365 in healthy volunteers. The randomized, double-blind, placebo-controlled, dose-escalation study enrolled 72 subjects. Participants in this study received AN3365 in single or multiple doses for treatment durations of up to 14 days and included doses that achieved blood levels that were approximately four times the expected efficacious blood levels based on our preclinical studies. In June 2010, we reported Phase 1 results showing that AN3365 appeared to be safe and well-tolerated.

        In July 2010, GSK exercised its option under the Original GSK Agreement to exclusively license, develop and commercialize AN3365. In June 2011, GSK initiated two Phase 2b trials for complicated urinary tract infections ("cUTI") and complicated intra-abdominal infections. In September 2011, we and GSK entered into a master amendment to the Original GSK Agreement (the "GSK Master Amendment" and, together with the Original GSK Agreement, the "GSK Agreement") to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK's government funding supporting its development of AN3365, and provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase. In March 2012, GSK voluntarily discontinued its clinical trials of AN3365 due to a microbiological finding of resistance in a small number of patients in the Phase 2b trial for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to AN3365 reverted to us. If we choose to further develop AN3365, we may be required to make certain milestone payments in an aggregate of up to $8.0 million to GSK if an NDA for AN3365 is approved by the FDA, and low single digit percentage royalty payments to GSK. We are currently considering our options for further development, if any, of this compound.

Our Antifungal Programs

        We have discovered other boron-based compounds that are in the early stages of screening, research and development for potential antifungal indications. Among these compounds is our wholly-owned investigational topical antifungal product candidate AN2718. Based on preclinical studies, AN2718 may have utility in the treatment of onychomycosis and fungal infections of the skin. In addition, our Phase 1 data from a 21-day skin irritation study of AN2718, which we disclosed in March 2009, indicated that AN2718 has a low skin irritation profile across multiple doses and that it may therefore be suitable for the treatment of skin fungal infections. Under the Sandoz Agreement, we granted to Sandoz a right of first negotiation to obtain a license to develop and/or commercialize AN2718 in the United States before we enter into any such agreement with a third party.

Research and Development Activities Related to Our Core Areas of Focus

        We have developed expertise and an understanding of the interactions of boron-based compounds with key biological targets relevant to treating disease, and all of our current research and development programs are based on compounds that have been internally discovered based upon our boron chemistry platform. Our research and development activities are targeted in our core areas of focus, where we have discovered boron-based compounds that are in various stages of screening, research and development for potential anti-inflammatory, anti-bacterial and antifungal indications.

        We continually evaluate each product candidate under development in an effort to efficiently allocate research and development dollars to projects we deem to be in our best interests based on, among other factors, the product candidate's performance in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product candidate and our view of the potential commercial viability of the product candidate in light of market conditions. For a further discussion of our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

Development Programs Outside of Our Core Areas of Focus

        We believe boron chemistry has utility in a broad range of diseases outside of our core areas of focus. For example, to maximize the value of our boron chemistry platform and to provide non-dilutive capital to support development in our core areas of focus, we have in the past entered into, and may in the future enter into, partnerships with respect to our development compounds in non-core areas, such as neglected diseases and for applications in animal health.

Our Neglected Disease Initiatives

        Neglected diseases are defined as diseases that disproportionately affect the world's poorest people, including TB, malaria, visceral leishmaniasis, Chagas disease, HAT and filarial worms. Despite the fact that these diseases cause significant morbidity and mortality worldwide, and that the current standards of care are often difficult to administer, often have significant toxicities and are increasingly becoming less effective due to resistance, there has been little investment in developing new therapies for these diseases due to the absence of a reasonable expectation of a financial return.

        Our boron chemistry platform appears to be particularly well-suited for the treatment of these infectious diseases, and we feel a responsibility to apply our technology to the development of new treatments. Our work in this area also allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Until such time as we are consistently profitable, however, we are committed to doing this research only when we can use grants and other non-dilutive sources of funding in a close to cash-neutral manner. In recent years, a number of foundations and governments have created public-private partnerships to address this gap by funding promising technologies that may result in new drugs. Below is an overview of our key neglected disease initiatives:

  DNDi

        In December 2007, we established a partnership with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 (also referred to as SCYX-7158) for HAT, a disease caused by parasites transmitted by the bite of a tsetse fly that threatens millions of people in sub-Saharan Africa and is fatal if left untreated. In March 2012, DNDi commenced Phase 1 human clinical trials of AN5568 in HAT, making AN5568 the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial is currently in its final stages and, depending upon the results of that trial, a Phase 2/3 registration trial could be initiated as early as the fourth quarter of 2015. If successful in clinical development, AN5568's single oral dosage formulation, potential to treat all stages of the disease and short duration of therapy offer an opportunity to change the way HAT is treated and contribute to the elimination of the disease in conflict ridden areas such as the Democratic Republic of the Congo. DNDi is solely responsible for clinical development of AN5568 for this indication.

  GSK

        In September 2011, we and GSK entered into the GSK Master Amendment to, among other things, add a new research program using our boron chemistry platform for TB. GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. The selected compound is currently in preclinical development. The research period under the GSK Agreement has expired. We may receive contingent payments if certain regulatory events occur and/or if certain sales levels are achieved under the GSK Agreement, and may also receive royalties on sales of resulting products.

  Gates Foundation

        In April 2013, we entered into a research agreement with the Gates Foundation to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation will pay us up to $18.3 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we were responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which is accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received.

  DTRA

        In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency ("DTRA") to design and discover new classes of systemic antibiotics. A drug discovery consortium led by us is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.6 million from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we seek to apply our knowledge of boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award was available to the consortium to fund $2.9 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve- and nineteen-month periods, respectively. In August 2014, DTRA exercised the first option to fund the $5.0 million twelve-month research extension.

  Wellcome Trust

        In October 2014, we entered into a funding agreement (the "Wellcome Trust Agreement") with the Wellcome Trust Limited ("Wellcome Trust") and The University of Georgia Research Foundation ("UGA"), pursuant to which the Wellcome Trust will fund a seeding discovery award that it granted to us and UGA for the development of novel, boron-containing small molecules for the treatment of Chagas disease. The Wellcome Trust Agreement provides for up to $5.3 million of research funding to be paid to us, of which up to $1.4 million will be forwarded by us to UGA, based on the achievement of certain contractual events over a research period of 30 months, expected to end in April 2017.

Our Animal Health Programs

        Our boron chemistry platform has also demonstrated the potential to treat some of the leading causes of diseases in animals caused by bacteria, fungi and parasites. Animal health products include vaccines, antibiotics, antifungals, anti-parasitics and medical feed additives in an animal health market that is primarily driven by two main forces: pet owners demanding more and better treatments for companion animals, and the increased demands for the production of food animals resulting from a growing world population. Like our neglected disease work, our work in the animal health area allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of boron compounds and, ultimately, if an animal health drug product is approved, potential revenue. Below is an overview of our key animal health programs:

  Lilly

        In August 2010, we and Lilly entered into a research, license and commercialization agreement (the "Lilly Agreement") to develop new products for a variety of animal health indications. Pursuant to the Lilly Agreement, Lilly licensed a development compound from us in December 2012 for the potential treatment of an animal health indication and is responsible for all further development and commercialization of this compound. In January 2014, Lilly notified us of the termination of the research term of the Lilly Agreement, effective April 2014, which was approximately five months earlier than the research period was originally expected to end. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to us, remains in effect and Lilly retains its exclusive rights to the development of the licensed compound. We are eligible to receive payments upon Lilly's achievement of specified development and regulatory milestones, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. Our royalty rights continue through the later of expiration of our patent rights or six years from the first commercial sale on a country-by-country basis.

  GALVmed

        We entered into a collaboration agreement (the "GALVmed Agreement") with the Global Alliance for Livestock Veterinary Medicines ("GALVmed") effective in July 2014 for the further development of certain drug candidates for the treatment and prevention of African trypanosomiasis in cattle. These drug candidates were developed under earlier research agreements between the two parties. The GALVmed Agreement provides for up to $2.5 million of research funding to be paid to us in installments over a research period of 19 months, expected to end in March 2016. The research will be conducted in stages and, if and when GALVmed decides to commence research on each stage, it will pay our budgeted research costs for such stage in advance.

Sales and Marketing

        KERYDIN was our first product approved by the FDA and is our first commercialized product. Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. Accordingly, we currently do not have an in-house or contract commercial sales force. To the extent we are successful in our clinical trials and are able to gain approval for AN2728 or our other product candidates, we will evaluate how best to commercialize such products, whether through the establishment of our own internal infrastructure, partnerships with third party organizations or a combination of both. In addition, we may enter into sales and marketing arrangements with third parties for international sales of approved products.

Customers

        In 2014, our revenues consisted primarily of distribution and commercialization agreement revenues from Sandoz (including revenues from upfront and gross profit sharing payments and product sales of KERYDIN to Sandoz), research contracts revenue from our research agreement with the Gates Foundation and research contracts revenue from our contract with DTRA. For a further discussion of our customer concentration, see Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

        We are responsible for supplying KERYDIN to Sandoz under the Sandoz Agreement at a price equal to our manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement.

        Research collaborators, including the Gates Foundation, GSK and Lilly, have accounted for significant revenues in the past and may not provide research contracts revenue in the future under existing agreements and/or new collaboration agreements, which may have a material effect on our operating results.

Intellectual Property

        Protecting our intellectual property, such as our patents, is a key part of our strategy. As of December 31, 2014, we were the owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to composition of matter, pharmaceutical formulations, methods of use or methods of manufacture in various indications. In addition, we are actively pursuing, either solely or with a collaborator, numerous additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

        The following table summarizes the U.S. patents covering our currently-approved product, KERYDIN, and our lead product candidate, AN2728.

	Patent No.	Type of Patent(1)	U.S. Patent Expiry(2)
KERYDIN	7,582,621	Method of use	May 2027
	7,767,657	Pharmaceutical formulation	May 2027
	8,115,026	Method of manufacturing	July 2026
AN2728	8,039,451	Composition of matter	June 2026
	8,168,614	Method of use	January 2030
	8,501,712	Method of use	February 2027

(1)
You should read the risk factors included elsewhere in this Annual Report on Form 10-K for important information about risks posed by the loss of patent protection, in particular the risks described under "Risk Factors—Risks Relating to Our Intellectual Property."

(2)
Patent expiration dates listed above do not include any potential patent term extension or adjustment.

        In addition, while we have not yet sought marketing approval for KERYDIN or AN2728 outside of the United States, we hold a number of non-U.S. patents and patent applications covering KERYDIN and AN2728.

        Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product candidates, as well as our ability to successfully defend our intellectual property against third party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

        In addition, as of December 31, 2014, we jointly owned a small number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Manufacturing and Supply

        We currently outsource all of our commercial and clinical drug product manufacturing activities, including those relating to KERYDIN and AN2728, to third party manufacturers who are contractually obligated to perform such services in compliance with current Good Manufacturing Practices ("cGMP"). We rely on these third party cGMP manufacturers for a number of manufacturing activities, including all active pharmaceutical ingredient ("API") and finished drug product manufacturing and packaging for KERYDIN and all process development work and API and finished drug product manufacturing and packaging relating to our clinical product candidates.

        We currently rely on Hovione FarmaCiencia SA ("Hovione") and DPT Laboratories, Ltd. ("DPT") for our requirements of API and finished drug product for KERYDIN, respectively. Pursuant to our manufacturing agreement with Hovione, we are obligated during the term of the agreement to purchase from Hovione a portion of our API requirements for KERYDIN intended for distribution in the United States. The initial term of our manufacturing agreement with Hovione expires on December 31, 2020, subject to customary early termination rights. In addition, prior to January 31, 2018, Hovione may give notice to us of its intent to terminate the agreement effective December 31, 2018 in the event that we do not make aggregate purchases of API for KERYDIN from Hovione in excess of a specified minimum amount. Pursuant to our manufacturing agreement with DPT, we outsource to DPT the manufacturing and packaging of KERYDIN finished drug product. The initial term of our manufacturing agreement with DPT currently expires on December 31, 2019, subject to customary early termination rights.

        We intend to continue to rely on third party cGMP manufacturers for the manufacturing and packaging of KERYDIN, our future approved products, if any, and our clinical-stage product candidates for which we have manufacturing responsibility. We believe this manufacturing strategy will enable us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure. See Item 1A. "Risk Factors—Risks Related to Our Dependence on Third Parties—We have limited experience manufacturing active pharmaceutical ingredients and products or product candidates on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our products and product candidates and our supply chain. If we experience problems with any of these suppliers, the manufacturing of our products, including KERYDIN, or product candidates could be delayed." In addition, we have limited in-house, non-cGMP manufacturing capacity for research-related activities.

Competition

        The pharmaceutical industry is highly competitive. Our approved product KERYDIN and our future approved products, if any, will compete with products marketed by numerous other pharmaceutical companies, including large fully-integrated companies, with financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. The ability of KERYDIN and our future approved products, if any, to compete with products sold by other companies will depend on a number of factors, including product efficacy, safety, price and convenience. We believe that the competitive environment for KERYDIN and, if approved for the treatment of mild-to-moderate atopic dermatitis, AN2728 is as follows:

KERYDIN

        KERYDIN has faced, and we believe will continue to face, competition from:

  •
  Topical treatments, including Jublia (efinaconazole), which is marketed by Valeant, Penlac (ciclopirox), which is also marketed by Valeant, and generic versions of ciclopirox.

  •
  Systemic treatments, including Lamisil (terbinafine hydrochloride), which is marketed by Novartis, Sporanox (itraconazole), which is marketed by Johnson & Johnson, Onmel (a once-daily formulation of itraconazole), which is marketed by Merz Pharmaceuticals, and generic versions of terbinafine hydrochloride and itraconazole.

  •
  Other treatments, including lasers that have received clearance from the FDA for the treatment of onychomycosis, over-the counter products and debridement.

        There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with KERYDIN. For example, in the third quarter of 2014, Topica Pharmaceuticals, Inc. completed a Phase 2b/3 clinical trial of 10% Luliconazole Solution to evaluate the efficacy and safety of two different dosing regimens. Similarly, in the fourth quarter of 2014, Viamet Pharmaceuticals, Inc. commenced a Phase 2b clinical trial to evaluate the efficacy and safety of oral VT-1161. In addition, several companies are pursuing various devices for onychomycosis, including laser technology.

AN2728

        If approved for the treatment of mild-to-moderate atopic dermatitis, we anticipate that AN2728 would compete against:

  •
  Topical treatments, including topical corticosteroids, such as Clobex (clobetasol propionate), which is marketed by Galderma, Locoid (hydrocortisone butyrate), which is marketed by Valeant, and topical calcineurin inhibitors, such as Elidel (pimecrolimus), which is marketed by Valeant, Protopic (tacrolimus), which is marketed by Astellas, and generic versions of tacrolimus.

  •
  Systemic treatments, including antibiotics and antihistamines, as well as systemic treatments typically reserved for moderate-to-severe cases of atopic dermatitis, including corticosteroids (primarily prednisone), cyclosporine, azathioprine, methotrexate and mycophenolate mofetil.

  •
  Other treatments, including ultraviolet light therapy and over-the counter products.

        There are also several pharmaceutical product candidates under development for the treatment of atopic dermatitis, including dupilumab, ixekizumab, Toctino (oral alitretinoin), Otezla (apremilast), Xeljanz (tofacitinib) and WBI-1001/GSK2894512.

Government Regulation

Federal Food, Drug and Cosmetic Act

        Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act ("FFDCA") and its implementing regulations. The process of obtaining FDA approval and achieving and maintaining compliance with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply with applicable FDA or other requirements may result in refusal to approve pending applications, a clinical hold, warning letters, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market. FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

New Drug Applications

        The FDA's new drug approval process generally involves:

  •
  completion of preclinical laboratory and animal safety testing in compliance with the FDA's Good Laboratory Practice regulations and the International Conference on Harmonisation guidelines;

  •
  submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials may begin in the United States;

  •
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product for each intended use;

  •
  satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which API and finished drug product are manufactured to assess compliance with the FDA's cGMP regulations; and

  •
  submission to and approval by the FDA of an NDA.

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the submission, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board ("IRB") covering each medical center proposing to conduct clinical trials must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness and safety claim. If the FDA agrees in writing, the study design may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness and safety. Clinical testing also must satisfy extensive Good Clinical Practice regulations, which include requirements that all research subjects provide informed consent and that all clinical studies be conducted under the supervision of one or more qualified investigators.

        For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:

  •
  Phase 1:  Trials are initially conducted in a limited subject population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion, generally in healthy humans.

  •
  Phase 2:  Trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the initial efficacy of the product for specific targeted indications and to determine dose selection and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase 3 clinical studies. In some cases, a sponsor may decide to run what is referred to as a "Phase 2b" evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate.

  •
  Phase 3:  These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical studies are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. Generally, evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase 3 clinical studies of a product candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

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

        The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. Once issued, product approval may be withdrawn by the FDA if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, Risk Evaluation and Mitigation Strategies, or REMS, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, approval of a new or supplemental NDA may be required, which may involve conducting additional preclinical studies and clinical trials.

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

        The Hatch-Waxman Amendments also provide for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Amendments prohibit submission of an Abbreviated New Drug Application ("ANDA") or a 505(b)(2) NDA (each as described below) by another company for a generic version of such drug, or modification to the previously approved version, with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch- Waxman Amendments will not prevent the filing or approval of a full NDA. In order to gain approval of a full NDA, however, a competitor would be required to conduct its own preclinical investigations and clinical trials. If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation over the previously approved drug and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, then the Hatch-Waxman Amendments prohibit the FDA from making effective the approval of an ANDA or a 505(b)(2) NDA for a generic version of such drug or modification of the previously approved version for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.

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

        Finally, the Hatch-Waxman Amendments require, in some circumstances, an ANDA or a 505(b)(2) NDA applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant's opinion that the patent listed by the holder of the approved NDA in FDA's Approved Drug Products with Therapeutic Equivalence Evaluations manual is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain an automatic 30-month stay against the company seeking to reference the NDA. The NDA or patent holder could still file a patent suit after the 45 days, but if they did, they would not have the benefit of a 30-month stay. Alternatively, after this 45- day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. The discovery, trial and appeals process in such suits can take several years. If such a suit is timely commenced, the Hatch-Waxman Amendments provide a 30-month stay on the approval of the competitor's ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during a 30-month stay period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. The patent owner and the NDA holder have the opportunity to trigger only a single 30- month stay per ANDA or 505(b)(2) NDA. Once the ANDA or 505(b)(2) NDA applicant has notified the patent owner and the NDA holder of the infringement, the applicant cannot be subjected to another 30-month stay, even if the applicant becomes aware of additional patents that may be infringed by its product.

International Regulation

        In addition to regulations in the United States, we may in the future be subject to a variety of foreign regulations governing pre- and post-authorization clinical studies, product manufacturing, advertising and promotion, distribution and safety reporting. Outside of the United States, our ability to market a product generally depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, product licensing, marketing authorization, pricing and reimbursement vary widely from country to country, and the time may be longer or shorter than that required for FDA approval. In any country, however, we will generally be permitted to commercialize our products only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy.

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

Healthcare Payor Coverage and Reimbursement

        Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from healthcare payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed-care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost-containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

  •
  changing reimbursement methodologies of healthcare payors, including government payors and commercial payors;

  •
  fluctuating decisions on which drugs to include in formularies;

  •
  revising drug rebate calculations under the Medicaid program; and

  •
  reforming drug importation laws.

        The Patient Protection and Affordable Care Act ("PPACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Healthcare Reform Act"), was signed into law in March of 2010. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers, significantly affecting the pharmaceutical industry. The Healthcare Reform Act includes, among other things, the following measures:

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

        Additionally, some healthcare payors also require pre-approval of coverage for new or innovative drug therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our current and future approved products and operate profitably.

Manufacturing Requirements

        We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. We and our third party manufacturers must comply with applicable FDA regulations relating to FDA's cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Employees

        As of December 31, 2014, we had 100 employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

Environmental Matters

        Our research and development processes involve the controlled use of hazardous materials, including chemicals. While we rely on third party manufacturers for our clinical and commercial product requirements, our operations, including our research and development operations, may produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. Compliance with environmental, health and safety and other laws and regulations may be expensive and current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Corporate and Available Information

        Our principal corporate offices are located at 1020 East Meadow Circle, Palo Alto, California 94303-4230 and our telephone number is (650) 543-7500. Our internet address is www.anacor.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the Investors section of our internet website. The information found on our internet website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

        A copy of this Annual Report on Form 10-K may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

        We recorded a net loss of $87.1 million in 2014. With the exception of 2013, which was positively impacted by a significant legal settlement with Valeant, we have incurred net losses in each year since our inception, including a net loss of approximately $56.1 million for 2012. As of December 31, 2014, we had an accumulated deficit of approximately $217.6 million. Historically, we have allocated most of our financial resources to research and development, including our preclinical development activities and clinical trials. While Sandoz is responsible for selling, marketing, distribution, general and administrative costs and costs related to the commercialization of KERYDIN under the Sandoz Agreement, we expect that, as a general matter, both sales and marketing and research and development expenses for our product candidates will increase in the future as we progress such product candidates through clinical development into the commercialization stage, conduct our research and development activities under our various current and potential collaborations, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows in 2015, and we cannot guarantee that payments under the Sandoz Agreement will be sufficient to offset losses in future years. These losses and negative cash flows have had, and unless we become profitable, will continue to have, an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to attain or maintain profitability. In addition, our expenses could increase if we are required by the FDA to perform studies in addition to, or that are larger than, those that we currently expect. Whether we continue to incur future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from the Sandoz Agreement will depend in large part on the successful commercialization of KERYDIN. Prior to our entry into the Sandoz Agreement, we financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our collaborations and research agreements with GSK, Lilly, the Gates Foundation and DTRA and our legal settlement with Valeant. Revenues from such collaborations and research agreements are uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to successfully develop our product candidates, or if revenues from any product candidate that receives marketing approval, including KERYDIN, are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

        Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our product candidates and we are reliant on collaborators for certain of our products. In particular, under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history or greater control. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following risk factors, as well as other factors described elsewhere in this Annual Report on Form 10-K:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  our ability to timely obtain and maintain regulatory approval for AN2728 or any of our other product candidates;

  •
  competition from existing products or new products, including Jublia, Valeant's efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

  •
  our dependency on third party manufacturers to supply or manufacture our products;

  •
  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

  •
  market acceptance of KERYDIN or our product candidates;

  •
  delays in the commencement, enrollment and timing of clinical testing for our product candidates, including our Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis;

  •
  the success of our clinical trials through all phases of clinical development;

  •
  any delays in regulatory review and approval of product candidates in clinical development;

  •
  potential side effects that could delay or prevent approval and commercialization of product candidates or cause an approved drug to be taken off the market;

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

        The development and commercialization of pharmaceutical products is expensive. The costs include those associated with conducting preclinical studies and clinical trials, interactions with regulatory authorities and the expenses associated with product commercialization. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate and the timing of any potential product approval may be delayed. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may need to raise additional capital to fund our research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, and meet our operating requirements beyond the next twelve months. Furthermore, any delays in, or unanticipated costs associated with, our development, regulatory and commercial efforts could significantly increase the amount of additional capital required for us to conduct these research, development and commercialization activities and meet our operating requirements beyond the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

        Unless and until we can generate a sufficient amount of revenue from our products, including sales of KERYDIN under the Sandoz Agreement, we expect to finance future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our research or development programs or our commercialization efforts and may not be able to make scheduled debt payments on a timely basis or at all. To the extent that we raise additional funds by issuing equity securities or securities convertible into or exchangeable for our common stock (such as the Convertible Senior Notes), our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and the granting of security interests over our assets. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products or product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

  •
  the effects of competing technological and market developments, including Jublia, Valeant's efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

  •
  the cost and timing of commercial-scale outsourced manufacturing activities;

  •
  the cost of establishing sales, marketing and distribution capabilities for product candidates for which we may receive regulatory approval;

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the Phase 3 pivotal studies of AN2728;

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

We may not have sufficient cash flow from our business to make payments on our indebtedness. In addition, we could incur additional indebtedness that could have adverse effects on our business.

        As of December 31, 2014, we had total indebtedness of $90.5 million, which was comprised of the Convertible Senior Notes issued by us in October 2014. Our ability to pay interest on, repay or refinance our indebtedness, or to make cash payments in connection with any conversion of the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness, fund our research and development activities and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing indebtedness, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or to engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product and Product Candidates

If KERYDIN fails to timely achieve and sustain commercial success, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

        KERYDIN is our first product to be approved by the FDA and is our first commercialized product. Unless and until we successfully commercialize another product candidate or obtain approval to market KERYDIN, directly or through a collaboration, in jurisdictions outside of the United States, the payments that we receive under the Sandoz Agreement will constitute the entirety of our revenues from product sales. The amount of such payments will depend largely on the commercial success of KERYDIN, which will determine the level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement. In addition, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. The commercial success of KERYDIN will depend on, and may be limited by, a number of factors, including the following:

  •
  acceptance of and ongoing satisfaction with KERYDIN by the medical community, patients receiving treatment and third party payors in the United States, and eventually in foreign markets to the extent we seek and receive marketing approvals abroad;

  •
  KERYDIN's market share;

  •
  the extent and effectiveness of the development, sales and marketing and distribution support KERYDIN receives from Sandoz;

  •
  the amount of resources utilized and efforts made by Sandoz in relation to the commercialization of KERYDIN;

  •
  the existence of competing products, including whether Jublia, Valeant's efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, or other competing products or therapies, are prescribed instead of KERYDIN for certain patients or are perceived as superior to, or more cost-effective than, KERYDIN by physicians or patients;

  •
  adequate coverage or reimbursement for KERYDIN by government healthcare programs and third party payors, including private health coverage insurers and health maintenance organizations; and

  •
  the ability of patients to afford any required co-payments for KERYDIN.

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

        Currently, our lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis. We initiated Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. We may conduct lengthy and expensive Phase 3 pivotal studies of AN2728 only to learn that this drug candidate is not a safe or effective treatment, in which case these clinical trials may not lead to regulatory approval. Similarly, GSK's development of our partnered product candidate in TB and Lilly's development program for our partnered animal health product candidate may be subject to delays in development and not lead to regulatory approval from the FDA and similar foreign regulatory agencies. Such failure to timely develop and obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

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

        Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We initiated

Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. Our future clinical trials for our product candidates may not begin when expected or, if commenced, be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

  •
  our inability to reach agreements on acceptable terms with prospective clinical research organizations ("CROs") and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

  •
  our inability to obtain IRB approval to conduct a clinical trial at prospective sites;

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

        In addition, if our current or any future partners assume development of our product candidates, they may suspend or terminate their development and commercialization efforts, including clinical trials for our product candidates, at any time. For example, in September 2013, Lilly notified us that it was ceasing further development of a compound it licensed in August 2011 for an animal health indication and has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, GSK discontinued clinical development of AN3365 in October 2012 and all rights to AN3365 have reverted to us.

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

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate that we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

        Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials, including, for example, failures to demonstrate statistically significant results supporting the efficacy of such product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If AN2728, AN5568 (also referred to as SCYX-7158) for HAT, or our other product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business could be harmed. For example, we are conducting standard cardiac safety monitoring in our Phase 3 pivotal studies for AN2728. If the results of Phase 3 pivotal studies of AN2728 do not achieve the primary efficacy endpoints and demonstrate an acceptable safety level, the prospects for approval of AN2728 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 pivotal studies, even after seeing promising results in earlier clinical trials.

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

We have limited experience in conducting Phase 3 clinical studies and we may be unable to submit NDAs for AN2728 and other product candidates we are developing.

        We initiated our Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in March 2014. The proper conduct of Phase 3 pivotal studies is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. Although our NDA for KERYDIN was accepted for filing by the FDA in September 2013 and approved by the FDA in July 2014, we have limited experience in preparing, submitting and prosecuting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete additional planned clinical studies in a way that leads to an NDA submission, acceptance and approval of AN2728 or any of our other product candidates under development. We did not file an SPA with the FDA with respect to our AN2728 Phase 3 pivotal studies in mild-to-moderate atopic dermatitis. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. In addition, failure to commence or complete, or delays in, our planned clinical studies may prevent us from or delay us in commercializing AN2728 and our other product candidates under development.

If KERYDIN or any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.

        The commercial success of KERYDIN and our product candidates such as AN2728, if approved, depends upon the acceptance of these products among physicians, patients and healthcare payors. The degree of market acceptance of our approved products may be negatively affected by a number of factors, including:

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

  •
  potential product liability claims.

If our approved products do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and healthcare payors on the benefits of our products may require significant resources and may never be successful. We cannot be certain that KERYDIN will achieve an adequate level of acceptance among physicians, healthcare payors and patients. Additionally, our product candidates intended for use against neglected diseases, such as AN5568 for HAT and our product candidate for TB, are not expected to generate significant revenues, if any.

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

  •
  our reputation may suffer.

        Any of these events could prevent us or our current or potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

        Regulatory agencies are establishing increasingly high hurdles for the efficacy and safety of new products. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We or our current or potential future partners may be unable to successfully submit NDAs in the United States or marketing approval applications or other foreign applications for any of our products. Upon submitting an NDA, including any amendments or supplements to the NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions will be accepted for filing and review by the FDA, or that any marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, recommendations made in regulatory advice letters, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Delays and uncertainties in the FDA approval process and the approval processes in other countries may result in delays in product launches and lost market opportunities.

        Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. For example, if preclinical results suggest a potential for drug-drug interactions ("DDI"), clinical trials are generally conducted to assess the likelihood of DDI and their potential impact on product safety. Although, to date, we have not been requested to perform DDI studies by the FDA, we nevertheless completed a healthy-volunteer DDI clinical study in February 2014 demonstrating that AN2728 and its metabolites do not interact with cytochrome P450 subtype 2C9. However, if any DDI studies are required, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

        The marketing and sales of pharmaceutical products in specific U.S. specialty markets require a commercial infrastructure and the implementation of such infrastructure requires substantial resources and time. Historically, we have not had any sales, distribution or marketing capabilities. Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States. However, to the extent we are successful in our clinical trials and are able to gain approval for AN2728 or our other product candidates, we intend to continue to evaluate how best to commercialize our products, whether through the establishment of our own internal infrastructure, partnerships with third party organizations or a combination of both. The costs of any such internal structure in advance of any approval of our product candidates could be significant. In addition to the risk and expense of establishing sales capabilities in advance of commercial launch, we may not be able to hire a commercial organization that has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing capability, our operating results may be adversely affected. In addition, we continue to evaluate entering into sales and marketing or licensing arrangements with third parties in the United States and for the international sales of any approved products. If we are unable to enter into any such arrangements on acceptable terms, or at all, we may be unable to market and sell our products in these markets and the potential product revenues for our products would be reduced.

KERYDIN has and will continue to face competition, as will our future approved products, if any, and most of our competitors have significantly greater resources than we do.

        The pharmaceutical industry is highly competitive. Our approved product KERYDIN and our future approved products, if any, will compete with products marketed by numerous other pharmaceutical companies, including large fully-integrated companies, with financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. As a result, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain regulatory- or intellectual property-based exclusivity that limits our ability to develop or commercialize our product candidates. Our competitors also may develop drugs that are more effective, more widely used and less costly than ours and also may be more successful than us in manufacturing and marketing their products. The ability of KERYDIN and our future approved products, if any, to compete with products sold by other companies will depend on a number of factors, including product efficacy, safety, price and convenience. For example, KERYDIN competes with Jublia, Valeant's efinaconazole product that was approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, and we cannot be certain of the level of acceptance that KERYDIN will receive among physicians, healthcare payors and patients as compared to Jublia.

The dermatology and podiatry markets are competitive, which may adversely affect our ability to commercialize our products.

        KERYDIN has faced, and we believe will continue to face, competition from Jublia, as well as other currently marketed nail fungal therapeutics, including Penlac, Lamisil, Sporanox, Onmel and generic versions of those compounds. KERYDIN also competes with lasers, which have received clearance from the FDA for the treatment of onychomycosis, over-the-counter products and debridement. There are also several pharmaceutical product candidates under development that could potentially be used to treat onychomycosis and compete with KERYDIN. For example, in the third quarter of 2014, Topica Pharmaceuticals, Inc. completed a Phase 2b/3 clinical trial of 10% Luliconazole Solution to evaluate the efficacy and safety of two different dosing regimens. Similarly, in the fourth quarter of 2014, Viamet Pharmaceuticals, Inc. commenced a Phase 2b clinical trial to evaluate the efficacy and safety of oral VT-1161. In addition, several companies are pursuing various devices for onychomycosis, including laser technology. Similarly, if AN2728 is approved for the treatment of mild-to-moderate atopic dermatitis, we anticipate that it would compete against a number of approved treatments, including topical corticosteroids, such as Clobex (clobetasol propionate) and Locoid (hydrocortisone butyrate), and topical calcineurin inhibitors, such as Elidel (pimecrolimus) and Protopic (tacrolimus), antibiotics and antihistamines. AN2728 may one day also compete against: (i) current systemic treatments for atopic dermatitis, which include corticosteroids (primarily prednisone), cyclosporine, azathioprine, methotrexate and mycophenolate mofetil, and (ii) treatments for atopic dermatitis in development, which include dupilumab, ixekizumab, Toctino (oral alitretinoin), Otezla (apremilast), Xeljanz (tofacitinib) and WBI-1001/GSK2894512. In addition, each of our product candidates may compete against product candidates currently under development by other companies.

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

        Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from healthcare payors at the federal, state and private levels. Patients or healthcare providers who purchase drugs generally rely on healthcare payors to reimburse all or part of the costs associated with such products. Adequate coverage and reimbursement from governmental payors, such as Medicare and Medicaid, and commercial payors, such as HMOs and insurance companies, can be essential to new product acceptance.

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

        The market for our products and product candidates may depend on access to healthcare payors' drug formularies, or lists of medications for which healthcare payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Healthcare payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

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

        Healthcare costs have risen significantly over the past decade. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that a portion of our future revenue, including through gross profit sharing payments that we may receive under the Sandoz Agreement, will be derived from United States government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell "branded prescription drugs," which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects.

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

        Our approved products will be subject to ongoing regulatory requirements for the labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. Furthermore, any post-approval changes that we may seek to make to an approved NDA, including KERYDIN's NDA, such as a change in the manufacturing site, manufacturing process, drug specifications, drug container, drug packaging or labeling, are subject to varying degrees of FDA review depending on the categorization of the change as a "major change," "moderate change" or "minor change." Any such proposed change may not be accepted or approved by the FDA, and failure to obtain such acceptance or approval may have a material adverse effect on our business or results of operations. In addition, approved products, manufacturers and manufacturers' facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We also will be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for our products.

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

Pharmaceutical products can develop unexpected safety or efficacy concerns, which could have a material adverse effect on our business.

        Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. After approval, such products are used for longer periods of time by much larger numbers of patients. We and others (including regulatory agencies and private payors) collect extensive information, and may conduct post-marketing clinical studies, on the efficacy and safety of our products following approval. New safety or efficacy data from these sources may result in product label changes that could reduce the product's market acceptance and result in reduced sales. Serious safety or efficacy issues that arise after approval could result in voluntary or mandatory product recalls or withdrawals from the market, as well as product liability claims.

We currently are subject to federal and state laws prohibiting "kickbacks" and false or fraudulent claims, and federal and state physician payment disclosure laws that, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

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

        Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company's marketing of the product for unapproved and, thus, non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company's products from reimbursement under government programs, criminal fines and imprisonment. Federal "sunshine" laws require transparency regarding financial arrangements with health care providers, including requiring applicable manufacturers of covered drugs to comply with applicable reporting and disclosure requirements regarding payments and any other "transfer of value" made or distributed to prescribers, physicians, teaching hospitals and other health care providers. Several states have similar healthcare professional aggregate spend reporting obligations or prohibitions that require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe satisfies the California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. The FDA's Office of Prescription Drug Promotion ("OPDP"), formerly the Division of Drug Marketing, Advertising, and Communications, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug's effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information.

In addition, we may not promote our products for indications or uses for which they do not have approval. If a regulatory agency disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market.

        In addition to the federal Anti-Kickback Statute and federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. State and foreign laws governing the privacy and security of health information in certain circumstances differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers' Medicaid rebate liability;

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

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

  •
  a new Medicare Independent Payment Advisory Board empowered to recommend cost reduction policies under certain circumstances.

        In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

        Unless and until we obtain approval to market KERYDIN, directly or through a collaboration, in jurisdictions outside of the United States, our ability to generate revenue from KERYDIN will depend on payments that we receive from Sandoz under the Sandoz Agreement. Under the Sandoz Agreement, we are entitled to, among other things, 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments for any other year under the Sandoz Agreement. The level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement will depend on the level of commercial success that KERYDIN achieves. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales (including setting the price for KERYDIN), marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. If Sandoz does not devote sufficient resources to the commercialization of KERYDIN, is ineffective in doing so or is otherwise unable to successfully commercialize KERYDIN, our operating results would be materially and adversely affected. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days' prior written notice, subject to the payment to us (to the extent then unpaid) of the launch payment and any minimum gross profit sharing amounts. Accordingly, there can be no assurance that Sandoz will continue to distribute and commercialize KERYDIN through the full initial term of the Sandoz Agreement (or any renewal term thereof).

We have limited experience manufacturing active pharmaceutical ingredients and products or product candidates on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our products and product candidates and our supply chain. If we experience problems with any of these suppliers, the manufacturing of our products, including KERYDIN, or product candidates could be delayed.

        We do not own or operate facilities for the manufacture of KERYDIN. We have only a small number of personnel with experience in drug product manufacturing. Pursuant to our manufacturing agreement with Hovione, we are obligated during the term of the agreement to purchase from Hovione a portion of our API requirements for KERYDIN intended for distribution in the United States. In addition, pursuant to our manufacturing agreement with DPT, we outsource to DPT the manufacturing and packaging of KERYDIN finished drug product. Any inability by our third party manufacturers to supply sufficient quantities of KERYDIN API or finished drug product could adversely affect product commercialization and delay certain payments under the Sandoz Agreement. In addition, we currently outsource all API and finished drug product manufacturing and packaging for our clinical product candidates such as AN2728 to third parties and intend to continue to do so. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. We currently rely on Hovione and DPT for our requirements of API and finished drug product for KERYDIN, respectively. In the event that we and our suppliers are unable to agree to terms and conditions for the supply of some or all of our clinical and commercial supply needs of API and finished drug product, our suppliers terminate our agreements or we are unable to renew or continue on terms acceptable to us, or at all, existing agreements with such suppliers following the expiration of their terms, we would not be able to manufacture API and finished drug product until alternative suppliers are identified and qualified. This inability to manufacture could delay the further development of, and impair our ability to commercialize, our products and, in the case of KERYDIN, delay certain payments under the Sandoz Agreement. For example, the initial term of our manufacturing agreement with Hovione expires on December 31, 2020, subject to customary early termination rights. In addition, prior to January 31, 2018, Hovione may give notice to us of its intent to terminate the agreement effective December 31, 2018 in the event that we do not make aggregate purchases of API for KERYDIN from Hovione in excess of a specified minimum amount. Similarly, the initial term of our manufacturing agreement with DPT currently expires on December 31, 2019, subject to customary early termination rights. We may not be able to establish additional sources of supply for our products. Such suppliers are subject to regulatory requirements covering manufacturing, testing, quality control, distribution and record keeping relating to our products and product candidates, as well as for products and product candidates owned by other companies. These suppliers are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product or product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

        Currently, we have two significant ongoing collaboration and research agreements: a research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis), TB and a parasitic disease (cryptosporidiosis), and a research agreement with DTRA to design and discover new classes of systemic antibiotics. In addition, while the research period under the GSK Agreement has expired, GSK selected a compound for further development in TB in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. Similarly, while the research term under the Lilly Agreement ended in April 2014, Lilly licensed a development compound for an animal health indication from us in December 2012 and will be responsible for all further development and commercialization of this compound.

        During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use our diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product candidates or, in some cases, demonstrate proof-of-concept for those product candidates we identify, our operating results and financial condition could be materially and adversely affected. In the case of the DTRA award, after the initial term of eleven months and the current twelve-month research extension, DTRA has the sole option to fund the research for a subsequent nineteen-month period. DTRA may not exercise the option to fund the nineteen-month research extension. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product candidates under the agreement once the product candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product candidates or elects not to develop such candidates, our financial condition could be materially and adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we will be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

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

        If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be materially and adversely affected. In particular, if our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product candidates, even while complying with applicable exclusivity provisions. Our collaboration partners may not fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we may need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product candidates and time-consuming and expensive litigation or arbitration. For example, we settled in October 2013 our breach of contract dispute and all related existing and future claims with Valeant who paid us $142.5 million following an expensive and time-consuming litigation process. We may have other disputes in the future with our current or future partners with respect to our collaboration agreements. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

        Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we routinely evaluate the establishment of collaborations for development and commercialization of product candidates and research programs. For example, in July 2014, we entered into the Sandoz Agreement, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In addition, to the extent we are successful in our clinical trials and are able to gain approval for AN2728 or our other product candidates, we will evaluate how best to commercialize such products, whether through the establishment of our own internal infrastructure, partnerships with third party organizations or a combination of both. In addition, we may enter into sales and marketing arrangements with third parties for international sales of approved products. If we are unable to enter into any such arrangements with third parties on acceptable terms, or at all, we may be unable to market and sell our products in these markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements such as our arrangement with Sandoz are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our products or product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the commercialization and development of our products or product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our products or product candidates, we may incur increased costs, we may be forced to limit the number of products or product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially and adversely affected.

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

        Because we have relied on third parties, unless and until we establish our own internal infrastructure, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. If these third party service providers fail to comply with applicable laws and regulations, fail to provide us with timely and accurate information or otherwise do not carry out their contractual duties to us, it could impact our ability to comply with applicable state and federal laws, which could expose us to liability and adversely affect our business. In addition, our agreements with contract research organizations and other third parties with which we do business often contain indemnification provisions pursuant to which we typically agree to indemnify the party against certain types of third party claims. To the extent that we are subject to a claim under such an indemnification provision, our financial condition and results of operations could be materially adversely affected. The use of third party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third party providers. To the extent we are unable to identify, retain and successfully manage the performance of third party service providers in the future, our business may be materially adversely affected.

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

        Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product candidates, as well as our ability to successfully defend our intellectual property against third party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

        The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

        There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a "first to invent" to a "first inventor to file" system and creating a post-grant opposition process to challenge patents after they have been issued. This Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

        As of December 31, 2014, we were the owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to composition of matter, pharmaceutical formulations, methods of use or methods of manufacture in various indications. In addition, we are actively pursuing, either solely or with a collaborator, numerous additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

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

        Third parties may in the future seek FDA approval to market generic versions of our products, including KERYDIN, through an ANDA and challenge the patents protecting our products. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be held invalid, unenforceable and/or not infringed, and generic versions of our products could be launched prior to the expiration of our patents.

        Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in such activities, including making or selling our products or product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court could decide that we or our commercialization partners are infringing the third party's patents and order us or our partners to stop the activities covered by the patents. In that event, we or our commercialization partners may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party's patents and we may have indemnification obligations to our commercial partners in such circumstances.

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

        Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. For example, we receive research funding from DNDi, which requires that we share rights with DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of HAT, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe ("DNDi Territory"). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of HAT, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi commenced Phase 1 human clinical trials of AN5568 in HAT. The AN5568 Phase 1 clinical trial is currently in its final stages and, depending upon the results of that trial, a Phase 2/3 registration trial could be initiated as early as the fourth quarter of 2015. The boron-containing compounds being studied in our DNDi collaboration are structurally distinct from our other clinical product candidates. Currently, none of our existing product candidates under development are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with Medicines for Malaria Venture ("MMV"). We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds being researched under our MMV collaboration are currently structurally distinct from our clinical product candidates and none of our existing clinical product candidates are being considered for use in the MMV collaboration.

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

        As of December 31, 2014, we jointly owned a small number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

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

        We may not be able to attract or retain qualified management, sales and marketing, finance, scientific, clinical, legal, regulatory and administrative personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in Northern California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

        We operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

        Our research and development processes involve the controlled use of hazardous materials, including chemicals. While we rely on our third party manufacturers for our clinical and commercial product requirements, our operations, including our research and development operations, may produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We maintain general liability insurance in the normal course of our business based on our consultation with our insurance consultants, and in light of current market conditions, including cost and availability. However, such coverage excludes pollution liability and may not be adequate to cover other claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental, health and safety and other laws and regulations may be expensive and current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

  •
  actual or anticipated fluctuations in our or our competitors' operating results or changes in their product sales growth rates;

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

        We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in October 2014, we issued and sold $90.5 million of Convertible Senior Notes. Subject to satisfaction of certain conditions and during certain periods, the Convertible Senior Notes will be convertible at the option of holders into cash, shares of our common stock or a combination thereof, at our election. As a result, conversions of the Convertible Senior Notes will dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, RSUs or other stock-based awards under our existing or future equity incentive plans, employee stock purchase plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Senior Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock.

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

        Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could materially harm our business.

Certain holders of our common stock and Convertible Senior Notes have demand registration rights, which could require us to register such securities for public sale at the holders' option.

        Holders of shares of our common stock who are party to an investors' rights agreement and a registration rights agreement with us have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in connection with the sale of $8.0 million aggregate principal amount of Convertible Senior Notes (the "Venrock Notes") in October 2014 to certain funds affiliated with Venrock (the "Venrock Funds"), an affiliate of ours, we entered into a registration rights agreement with the Venrock Funds. Pursuant to such registration rights agreement, the Venrock Funds may require us, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of our common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

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

Anti-takeover provisions in our charter documents and under Delaware law, and certain provisions of the Convertible Senior Notes, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits us, with some exceptions, from engaging in mergers, asset or stock sales or other business combinations with stockholders owning 15% or more of our outstanding voting stock. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

        In addition, certain provisions of the Convertible Senior Notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a "fundamental change" under the terms of the Convertible Senior Notes, holders of the Convertible Senior Notes will have the right to require us to purchase their Convertible Senior Notes for cash. Similarly, if an acquisition event constitutes a "make-whole fundamental change" under the terms of the Convertible Senior Notes, we may be required to increase the conversion rate for holders who convert their Convertible Senior Notes in connection with such make-whole fundamental change.

If we commit certain material breaches under the research agreement with the Gates Foundation, and fail to cure them, we may be required to redeem shares of our common stock held by the Gates Foundation and its affiliates.

        In the event of certain uncured material breaches by us under our research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. If we are required to repurchase such shares of common stock, our financial condition could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease covering this property is currently scheduled to expire on March 31, 2018, subject to the right of the landlord to terminate the lease earlier upon twelve months' written notice given on or after June 30, 2015.

        We also have a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which is currently scheduled to expire on December 31, 2015. We have two one-year options to extend the term of the lease through December 2016 and December 2017 and one three-month option to extend the term of the lease through March 2018. This lease is currently cancelable by us on four months' prior written notice.

        We believe that our existing facilities are adequate for our immediate needs and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings at this time. From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        Our common stock trades on the NASDAQ Global Market under the symbol "ANAC." The following table sets forth the high and low intraday sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market.

	High	Low
2014
4th Quarter	$37.45	$22.29
3rd Quarter	25.78	14.95
2nd Quarter	21.27	13.19
1st Quarter	23.07	16.06
2013
4th Quarter	$17.90	$10.05
3rd Quarter	11.76	5.34
2nd Quarter	8.25	4.83
1st Quarter	7.00	3.00

        The closing price for our common stock as reported by The NASDAQ Global Market on March 6, 2015 was $47.18 per share.

        As of March 6, 2015, there were 43,431,690 shares of our common stock issued and outstanding and approximately 21 stockholders of record. A significantly larger number of stockholders may hold their shares in "street name" through banks, brokers and other financial institutions. The number of stockholders of record does not include stockholders who hold their shares in "street name."

STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stock return with the total return for: (i) the NASDAQ Composite Index; and (ii) the NASDAQ Biotechnology Index for the period from November 24, 2010 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.09 on November 24, 2010 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on November 24, 2010 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock. The following stock performance information shall not be deemed to be "soliciting material" or to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

 Stock Price Performance Graph

$100 investment in stock or index	Ticker	November 24, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Anacor	ANAC	$100.00	$105.50	$121.81	$102.16	$329.67	$633.60
NASDAQ Composite Index	IXIC	$100.00	$104.32	$102.44	$118.73	$164.23	$186.23
NASDAQ Biotechnology Index	NBI	$100.00	$104.51	$116.85	$154.13	$255.24	$342.28

DIVIDEND POLICY

        We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data in the tables below should be read together with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

        The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Research contracts	$13,136	$17,228	$10,740	$20,306	$27,824
Distribution and commercialization agreement	7,550	—	—	—	—

Total revenues	20,686	17,228	10,740	20,306	27,824
Operating expenses (income):
Cost of goods sold(1)	797	—	—	—	—
Research and development(1)	72,493	46,561	52,318	56,097	29,866
Selling, general and administrative(1)	31,392	20,650	11,614	10,552	7,452
Trademark agreement	6,800	—	—	—	—
Litigation settlement gain	—	(142,500)	—	—	—

Total operating expenses (income)	111,482	(75,289)	63,932	66,649	37,318

Income (loss) from operations	(90,796)	92,517	(53,192)	(46,343)	(9,494)
Interest income	320	55	72	148	25
Interest expense	(4,517)	(4,051)	(2,914)	(1,396)	(2,005)
Loss on early extinguishment of debt	(2,221)	(1,381)	—	(313)	—
Other income (expense)	(190)	(669)	(53)	(40)	1,416

Income (loss) before provision for (benefit from) income taxes	(97,404)	86,471	(56,087)	(47,944)	(10,058)
Provision for (benefit from) income taxes	(10,258)	1,706	—	—	—

Net income (loss)	$(87,146)	$84,765	$(56,087)	$(47,944)	$(10,058)

Net income (loss) per share—basic(2)	$(2.06)	$2.16	$(1.76)	$(1.71)	$(2.71)

Net income (loss) per share—diluted(2)	$(2.06)	$2.10	$(1.76)	$(1.71)	$(2.71)

Weighted-average number of shares—basic(2)	42,243,529	39,178,289	31,901,966	28,109,302	3,705,505

Weighted-average number of shares—diluted(2)	42,243,529	40,320,187	31,901,966	28,109,302	3,705,505

(1)
Includes the following noncash, stock-based compensation expense:

Cost of goods sold	$44	$—	$—	$—	$—
Research and development	5,167	2,770	1,973	2,594	1,631
Selling, general and administrative	9,813	1,963	1,629	1,810	1,155

(2)
Please see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net income (loss) per share and the number of shares used in the computation of such per share amounts. There is a lack of comparability in the per share amounts between the periods presented above. During the fourth quarter of 2010, we issued and sold 12,000,000 shares of our common stock in our initial public offering (the "IPO"), 2,000,000 shares of our common stock in a concurrent private placement and 1,382,651 shares of our common stock pursuant to the exercise by the underwriters of the IPO of their over-allotment option. Also during that quarter, all outstanding shares of our convertible preferred stock were converted into an aggregate of 11,120,725 shares of our common stock in connection with the IPO.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments(1)	$191,635	$166,815	$45,713	$50,879	$78,788
Working capital	$131,559	139,185	23,902	32,020	66,687
Total assets	$209,047	172,165	51,071	55,789	83,964
Notes payable(2)	—	28,018	25,667	17,313	7,741
Convertible senior notes(3)	59,969	—	—	—	—
Redeemable common stock	4,952	4,952	—	—	—
Accumulated deficit	(217,592)	(130,446)	(215,211)	(159,124)	(111,180)
Total stockholders' equity	78,832	121,432	4,811	13,899	56,393

(1)
Includes short-term restricted investments of $1.7 million and long-term restricted investments of $2.0 million as of December 31, 2014; short-term restricted investments of $1.5 million and long-term restricted investments of $3.2 million as of December 31, 2013 and long-term restricted investments of $0.2 million as of December 31, 2012, 2011 and 2010.

(2)
Reflects $30.0 million aggregate principal amount of loans outstanding, less unamortized discount, under our then-existing loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. as of December 31, 2013; $25.7 million aggregate principal amount of loans outstanding, less unamortized discount but including accretion of final payment, under our then-existing loan and security agreement (the "Oxford/Horizon Loan Agreement") with Oxford Finance LLC and Horizon Technology Finance Corporation as of December 31, 2012; $18.0 million aggregate principal amount of loans outstanding, less unamortized discount but including accretion of final payment, under the Oxford/Horizon Loan Agreement as of December 31, 2011 and $6.7 million aggregate principal amount of loans outstanding, less unamortized discount but including accretion of final payment, under our then-existing loan and security agreement with Lighthouse Capital Partners V, L.P. as of December 31, 2010.

(3)
Reflects $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021, less unamortized discount, as of December 31, 2014. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes, including a discussion of the carrying values of the liability and equity components thereof.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements. These statements appearing throughout this Annual Report on Form 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of their dates. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "us" or "our" refer to Anacor Pharmaceuticals, Inc. and its subsidiary.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement (the "Sandoz Agreement") with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States. Our lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. We initiated Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. We currently expect to announce the results of our Phase 3 pivotal studies in the third quarter of 2015.

        Beyond KERYDIN and AN2728, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative ("DNDi") for the potential treatment of human African trypanosomiasis ("HAT" or "sleeping sickness"). The third compound is licensed to GlaxoSmithKline LLC ("GSK") for development in tuberculosis ("TB"). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

Developments During the Period under Review

        Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014, and a payment of $25.0 million in January 2015. Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that in 2015 we start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz and we have effectively received our 50% share of such gross profits as a result of the $25.0 million payment received in January 2015. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement. Under the terms of the

Sandoz Agreement, we hold the New Drug Application ("NDA") for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are also responsible for supplying KERYDIN to Sandoz under the Sandoz Agreement at a price equal to our manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement also grants us an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

        In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails.

        In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency ("DTRA") to design and discover new classes of systemic antibiotics. A drug discovery consortium led by us is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.6 million from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we seek to apply our knowledge of boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award was available to the consortium to fund $2.9 million of research reimbursements for the eleven month period through September 15, 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve- and nineteen-month periods, respectively. In August 2014, DTRA exercised the first option to fund the $5.0 million twelve-month research extension.

        In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation will pay us up to $18.3 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we were responsible for creating an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which is accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from the effective date or the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of certain uncured material breaches by us under our research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. In addition, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

        In September 2011, we and GSK entered into a master amendment (the "GSK Master Amendment") to our 2007 research and development collaboration (together with the GSK Master Amendment, the "GSK Agreement") to, among other things, add a new research program using our boron chemistry platform for TB. GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. The selected compound is currently in preclinical development. The research period under the GSK Agreement has expired. We may receive contingent payments if certain regulatory events occur and/or if certain sales levels are achieved under the GSK Agreement, and may also receive royalties on sales of resulting products.

        In August 2010, we and Lilly entered into a research, license and commercialization agreement (the "Lilly Agreement") to develop new products for a variety of animal health indications. Pursuant to the Lilly Agreement, Lilly licensed a development compound from us in December 2012 for the potential treatment of an animal health indication and is responsible for all further development and commercialization of this compound. In January 2014, Lilly notified us of the termination of the research term of the Lilly Agreement, effective April 2014, which was approximately five months earlier than the research period was originally expected to end. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to us, remains in effect and Lilly retains its exclusive rights to the development of the licensed compound.

        We are eligible to receive payments upon Lilly's achievement of specified development and regulatory milestones, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. Our royalty rights continue through the later of expiration of our patent rights or six years from the first commercial sale on a country-by-country basis.

        We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Our partnerships include collaborations with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, Medicines for Malaria Venture ("MMV") to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines to develop compounds for the treatment of animal trypanosomiasis and The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial is currently in its final stages and, depending upon the results of that trial, a Phase 2/3 registration trial could be initiated as early as the fourth quarter of 2015.

Capital Markets and Financing Activities and Litigation Settlement during the Period under Review

        In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes"), comprised of: (i) $82.5 million aggregate principal amount of Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers); and (ii) $8.0 million aggregate principal amount of Convertible Senior Notes sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates, an affiliate of ours. We received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.6 million, after deducting the initial purchasers' fees of $2.9 million. We used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate our loan and security agreement (the "Hercules Loan Agreement") with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

        In October 2014, we terminated our January 2013 equity distribution agreement with Wedbush Securities Inc. ("Wedbush"), pursuant to which we were previously able to offer and sell, from time to time, up to $25.0 million of our common stock through Wedbush for resale. Prior to its termination, we had sold 401,500 shares of our common stock under this agreement generating net proceeds of approximately $1.3 million, after deducting underwriting commissions and other offering costs. No shares were sold under this agreement during 2014.

        In October 2013, we entered into a settlement agreement with Valeant Pharmaceuticals International, Inc. ("Valeant") and Dow Pharmaceutical Sciences, Inc. ("DPS"), which was acquired by Valeant in December 2008, pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights, including the breach of contract dispute that we initiated under a master services agreement that we entered into with DPS in March 2004. In addition, we and Valeant, which acquired Medicis Pharmaceutical Corporation ("Medicis") in December 2012, agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with a research and development option and license agreement that we entered into with Medicis in February 2011 (the "Medicis Agreement"), to terminate the Medicis Agreement effective immediately and to cause all rights and intellectual property under the Medicis Agreement to revert to us.

        In June 2013, we entered into the Hercules Loan Agreement, which provided for loans to us of up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our then-existing loan and security agreement (the "Oxford/Horizon Loan Agreement") with Oxford Finance LLC and Horizon Technology Finance Corporation. We elected not to draw the second tranche of $10.0 million, which was available to us from the closing date of the Hercules Loan Agreement until December 5, 2013. We also elected not to draw the third tranche of $5.0 million, which was available to us from the date of FDA approval of KERYDIN until August 6, 2014. In October 2014, we used approximately $30.8 million of the net proceeds from the sale of Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, the Hercules Loan Agreement.

        In May 2013, we issued and sold 3,599,373 shares of our common stock, including 469,483 shares issued pursuant to the exercise of an overallotment option, in a registered public offering. Our net proceeds from this offering were approximately $21.3 million, after deducting the underwriting discount and other offering costs.

        In October 2012, we issued and sold 4,000,000 shares of our common stock in a registered public offering. Our net proceeds from this offering were approximately $22.6 million, after deducting the underwriting discount and other offering costs.

        In February 2012, we issued and sold 3,250,000 shares of our common stock in a registered public offering. Our net proceeds from this offering were approximately $19.9 million, after deducting the underwriting discount and other offering costs.

Financial Operations Overview

Revenues

        We currently generate two types of revenue: research contracts revenue and distribution and commercialization agreement revenues. Our research contracts revenue is generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products. Distribution and commercialization revenues include our product sales of KERYDIN finished product to Sandoz, gross profit sharing revenue under the Sandoz Agreement and the amortization of upfront payments made to us under the Sandoz Agreement.

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

        Our expenses associated with preclinical studies and clinical trials are based upon the terms of the relevant service contracts, the amount of the services provided and the status of the related activities. We expect to continue to incur significant research and development expenses in the future as we progress AN2728 through Phase 3 clinical trials and the long-term safety trial in anticipation of the preparation and filing with the FDA of an NDA for AN2728 in the first half of 2016, conduct our research and development activities under our agreements with the Gates Foundation, DTRA and various other current and potential future collaboration partners, including those related to our neglected diseases initiatives, advance our discovery research projects into the preclinical stage and continue our early-stage research.

        The table below sets forth our research and development expenses for the years ended December 31, 2014, 2013 and 2012, and for the period from January 1, 2004 through December 31, 2014, related to KERYDIN, AN2728, work conducted under our agreements with the Gates Foundation and DTRA, AN3365, other work conducted under the GSK Agreement, work conducted under our collaboration with Lilly and work on our other neglected diseases initiatives and other programs, including programs that are currently inactive. Prior to January 1, 2004, we did not separately record expenses for our product candidates due to the early stage of their development. A portion of our research and development costs, including indirect costs relating to KERYDIN and our product candidates, are not recorded on a program-by-program basis and are allocated based on the personnel resources assigned to each program.

				Total from January 1, 2004 to December 31, 2014
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
KERYDIN	$13,040	$15,279	$25,912	$108,515
AN2728	41,680	15,862	12,415	105,464
Gates Foundation	6,608	5,085	—	11,693
DTRA	3,153	487	—	3,640
AN3365	903	250	543	15,193
GSK	170	1,433	1,427	40,497
Lilly	82	3,656	3,591	11,577
Neglected diseases initiatives	2,759	3,146	4,418	19,779
Other programs	4,098	1,363	4,012	77,083

Total research and development expenses	$72,493	$46,561	$52,318	$393,441

        We obtained FDA approval of KERYDIN in July 2014. Accordingly, we expect our research and development expenses for KERYDIN to decrease. While certain research and development costs associated with AN2728 are expected to decrease as we complete the two Phase 3 trials and the long-term safety trial for AN2728, total research and development costs for AN2728 are expected to increase as we prepare to file our NDA for AN2728 with the FDA in the first half of 2016. We expect that expenses related to work conducted under our agreement with the Gates Foundation will be consistent with those incurred in 2014 and that expenses related to work conducted under our DTRA contract will be higher, due to our contractual obligations under such agreements. We are currently considering our options for further development, if any, of AN3365. In 2014, the research term under the Lilly Agreement terminated and the research period under the GSK Agreement expired. In addition, spending for our early-stage research programs will be dependent upon our success in developing and advancing related new product candidates.

        We cannot determine with certainty the duration and completion costs of any current or future clinical trials of our product candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We or our collaboration partners may never succeed in achieving marketing approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including uncertainties associated with clinical and preclinical studies, uncertainties in clinical trial enrollment rates, significant and changing government regulation and whether our current or future collaborators are committed to, and make progress in, programs licensed to them. Even if our product candidates receive regulatory approval, they may not achieve broad market acceptance among physicians, healthcare payors and patients or generate sufficient revenue to enable us to become or remain profitable. We determine which programs to pursue and how much to fund each program based on the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential. Our strategy includes evaluating the establishment of collaborations with third parties for the development and commercialization of product candidates and research programs. When we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product candidate, and our collaboration partner may not devote sufficient resources to, or may otherwise fail in, such development and commercialization activities. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, facility-related costs and consulting and professional fees, in each case not otherwise included in research and development expenses, marketing expenses and fees for auditing and tax services. We expect that selling, general and administrative expenses will increase in the future as we expand our operating activities, including to the extent that we determine to establish sales, marketing and distribution capabilities for future approved products, if any.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of our convertible debt, stock-based compensation and other contingencies. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Our research contracts revenue is generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products. We also generate distribution and commercialization agreement revenues that include product sales of KERYDIN finished product to Sandoz, gross profit sharing revenue under the Sandoz Agreement and the amortization of upfront payments made to us under the Sandoz Agreement.

        We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        For research and development arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Our management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

        Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us. Typically, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the consolidated balance sheets and are recognized as research contracts revenue over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

        Payments resulting from our efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded on a gross basis because we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services. The costs associated with these activities are reflected as a component of research and development expense in our consolidated statements of operations and the revenues recognized from such activities approximate these costs.

        For certain contingent payments under research and development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. We have analyzed future contingent payments under existing research and development arrangements and determined that none meet the definition of milestone payments.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

        Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of December 31, 2014, we had not earned any royalty revenue from product sales.

        Arrangements under which we grant another party distribution and commercialization rights to one of our products and that involve multiple other deliverables are evaluated based on the accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If we determine that the deliverables do not have stand-alone value because each one of them has value only as it relates to maintaining and supporting the other party's distribution and commercialization rights, then all such deliverables are combined as a single unit of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement. Arrangement consideration is allocated between units of accounting with stand-alone value, based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third party evidence is available with revenues recognized based on the performance requirements of the related agreement. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured. Upfront payments received under such agreements are recorded as deferred revenue in the consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of our obligations under the agreement.

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

        Gross profit sharing or royalty payments based on reported gross profits or sales of products for which distribution and commercialization rights have been granted to another party will be recognized based on contract terms when reported gross profits or sales are reliably measurable and collectability is reasonably assured.

Preclinical Study and Clinical Trial Accruals and Deferred Advance Payments

        We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct these activities on our behalf. In recording service fees, we estimate the time period over which the related services will be performed and compare the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrue additional service fees or defer any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust our accrual or deferred advance payment accordingly. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical study and clinical trial accruals. If we later determine that we no longer expect the services associated with a deferred non-refundable advance payment to be rendered, the deferred advance payment will be charged to expense in the period that such determination is made.

Stock-Based Compensation

        Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as an expense over the employee's requisite service period (generally the vesting period). Stock-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Stock option awards granted to our nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of our time-based vesting stock option awards and use the straight-line (single-option) method for expense attribution. We estimate forfeitures and recognize expense only for those shares expected to vest.

        During the year ended December 31, 2014, we began to issue time-based vesting restricted stock units ("RSUs"), market-based vesting performance restricted stock units ("PRSUs") and market-based vesting performance stock options ("PSOs"). RSU, PRSU and PSO grants cannot be transferred, are subject to accelerated vesting in the event of certain terminations in connection with a change of control and, until they vest, are subject to forfeiture if the grantee's service with us terminates prior to the release of the applicable vesting restrictions. The RSUs granted during the year ended December 31, 2014 will vest in equal tranches on the first four anniversaries of the applicable vesting commencement dates, subject to the grantee's continued service with us. Upon vesting of RSUs and PRSUs, we issue to the grantee one share of common stock for each such RSU or PRSU. The PSOs and PRSUs granted during the year ended December 31, 2014 vested in full in the fourth quarter of 2014 based on the satisfaction of the relevant vesting condition, namely the volume-weighted average price for our common stock exceeding $30 per share for 30 consecutive trading days. If such vesting condition had not been met prior to March 21, 2018, such PRSU and PSO grants would have expired. We use a Monte Carlo valuation method to estimate the fair value of market-based vesting PSO and PRSU grants and recognize the stock-based compensation expense for such PSOs and PRSUs over the expected lives of the awards. Time-based vesting RSUs are valued at the closing price of our common stock on the date of grant.

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

        We recorded noncash stock-based compensation for employee and nonemployee stock option (including PSO) grants, employee RSU and PRSU grants and employee stock purchase program ("ESPP") stock purchase rights of $15.0 million, $4.7 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the amount for the year ended December 31, 2014 was $3.0 million of stock-based compensation relating to the modification of options held by our former chief executive officer upon his resignation and $0.1 million of stock-based compensation expense that was capitalized into inventory. As of December 31, 2014, we had outstanding options to purchase 4,711,659 shares of our common stock and 397,000 RSUs outstanding and had $25.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options and RSUs and $0.2 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.9 and 0.5 years, respectively. There were 88,719 shares of our common stock purchased under the ESPP during the year ended December 31, 2014. We expect to continue to grant stock options, RSUs, PRSUs and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Valuation of Liability and Equity Components of Convertible Senior Notes

        The Convertible Senior Notes are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 470-20, "Debt with Conversion and Other Options". Under ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.2 million at the date of issuance. This fair value was estimated using a binomial lattice to model future changes in our stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of December 31, 2014. ASC Subtopic 470-20 does not affect the actual amount that we are required to repay under the Convertible Senior Notes. As of December 31, 2014, the aggregate principal amount of Convertible Senior Notes outstanding was $90.5 million. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Increase/ (decrease)
	(in thousands)
Research contracts revenue	$13,136	$17,228	$(4,092)
Distribution and commercialization agreement revenue	7,550	—	7,550
Cost of goods sold(1)	797	—	797
Research and development expenses(1)	72,493	46,561	25,932
Selling, general and administrative expenses(1)	31,392	20,650	10,742
Trademark agreement	6,800	—	6,800
Litigation settlement gain	—	142,500	(142,500)
Interest income	320	55	265
Interest expense	4,517	4,051	466
Loss on early extinguishment of debt	2,221	1,381	840
Other expense	190	669	(479)
Provision for (benefit from) income taxes	(10,258)	1,706	(11,964)

(1)
Includes the following stock-based compensation expenses:

Cost of goods sold	$44	$—	$44
Research and development expenses	5,167	2,770	2,397
Selling, general and administrative expenses	9,813	1,963	7,850

        Research contracts revenue.    For the year ended December 31, 2014, we recognized $6.3 million for research services performed under the Gates Foundation agreement, $0.3 million of which related to reimbursements for services performed prior to the effective date of the agreement. We also recognized $3.4 million under our research contract with DTRA, $0.8 million for research funding and $0.5 million of the upfront fee under our collaboration with Lilly, $0.2 million for research funding under our collaboration with GSK and $2.0 million for research performed under our other agreements with not-for-profit organizations for neglected diseases. For the year ended December 31, 2013, we recognized $4.5 million for research services performed under our research agreement with the Gates Foundation, $0.2 million of which related to reimbursements for services performed prior to the effective date of the agreement, $3.2 million for research funding and $1.0 million of the upfront fee received under the Lilly Agreement, $1.5 million for research funding and patent reimbursements under our collaboration with GSK and $0.5 million under our research contract with DTRA. We also recognized $1.8 million for research work performed under other research and development agreements with not-for-profit organizations for neglected diseases, as well as $4.8 million of revenue remaining under our agreement with Medicis, which was previously classified as deferred revenue.

        Distribution and commercialization agreement revenue.    For the year ended December 31, 2014, we recognized $1.4 million from product sales of KERYDIN to Sandoz, $1.4 million of the $40.0 million in total upfront payments made to us during 2014 under the Sandoz Agreement and $4.7 million of revenue related to gross profits accrued by Sandoz on sales of KERYDIN through December 31, 2014. We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014.

        Cost of goods sold.    Cost of goods sold includes product costs and inventory write-downs for the KERYDIN finished drug product that was released to Sandoz and for which the related product sales revenues from Sandoz are included in distribution and commercialization agreement revenue for the year ended December 31, 2014. Costs recorded in connection with the manufacture of KERYDIN prior to us starting to capitalize such costs were recorded as research and development expenses. As a result, the cost of goods sold that we record relating to the manufacture of KERYDIN is expected to be lower than the amount actually incurred to manufacture KERYDIN through 2015.

        Research and development expenses.    For the year ended December 31, 2014, research and development expenses increased by $25.9 million as compared with 2013, primarily due to increases in costs for our AN2728 program of $25.8 million. The increase in AN2728 costs in 2014 as compared with 2013 was primarily due to increased clinical trial and drug development activities, including the associated increase in internal efforts. In 2014, we incurred costs associated with actively enrolling patients in two Phase 3 trials and a long-term safety trial for AN2728, as compared with lower costs in the prior year for our AN2728 Phase 2 dose ranging, Phase 1 Maximal Use Systemic Exposure ("MUSE"), cardiac safety trials and planning activities for our Phase 3 and long-term safety trials. In addition, we were manufacturing AN2728 drug supplies for certain regulatory activities and for our Phase 3 and long-term safety trials in 2014 as compared with a lower level of clinical- and regulatory-related AN2728 drug supply activities in the prior year. Our costs for our KERYDIN program decreased by $2.2 million in 2014 as compared with 2013 due to a decrease in our internal efforts and consulting and other expenses, partially offset by an increase in pre-commercialization research activities. We obtained FDA approval of KERYDIN in July 2014 and began to capitalize ongoing KERYDIN manufacturing costs and associated compensation and facilities costs into inventory during that month.

        Research and development expenses for our DTRA and Gates Foundation contracts increased by $2.7 million and $1.5 million, respectively, for the year ended December 31, 2014 as compared to 2013. The DTRA contract was executed in October 2013 and the Gates Foundation contract was executed in April 2013. We also had an increase of $3.4 million in the costs for our early stage research and AN3365 research activities. Partially offsetting these increases were decreases of $3.6 million and $1.3 million in research expenses under our collaborations with Lilly and GSK, respectively, due to the termination of the research term under the Lilly Agreement and the expiration of the research period under the GSK Agreement in 2014, and $0.4 million in the costs for our neglected disease programs.

        Selling, general and administrative expenses.    The increase in selling, general and administrative expenses of $10.7 million for the year ended December 31, 2014 as compared to 2013 was primarily due to increases of $4.8 million in stock-based compensation expense, $4.3 million in sales, marketing and compliance activities for KERYDIN and market research activities for AN2728, $3.7 million in other stock-based compensation expense and severance costs related to the resignation of our former chief executive officer, $3.3 million in salaries and benefits associated with additional personnel and $1.9 million of other expenses, including consulting, travel and other outside services. These increases were partially offset by a reduction of $7.3 million in legal fees for the year ended December 31, 2014 as compared to 2013, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

        Trademark agreement.    In September 2014, we entered into the Trademark Agreement, pursuant to which the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in our case. In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party and such third party granted us, Sandoz and, among others, our and Sandoz's respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

        Litigation settlement gain.    In November 2013, we received a $142.5 million payment from Valeant to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. This amount included approximately $8.1 million for legal fees incurred during the proceedings, the majority of which was incurred during the year ended December 31, 2013 and recorded in selling, general and administrative expenses.

        Interest income.    The increase in interest income for the year ended December 31, 2014 as compared to 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant and the proceeds from the Convertible Senior Notes issued in October 2014.

        Interest expense.    Interest expense increased in the year ended December 31, 2014 as compared to 2013 due to the higher average outstanding balance of our debt and higher effective interest rate that resulted from our entry into the Hercules Loan Agreement in June 2013 and the December 2013 amendment thereto. In October 2014, we issued $90.5 million aggregate principal amount of Convertible Senior Notes and used approximately $30.8 million of the net proceeds thereof to repay in full our outstanding indebtedness under, and terminate, the Hercules Loan Agreement.

        Loss on early extinguishment of debt.    Upon the early extinguishment of our debt under the Hercules Loan Agreement in October 2014, we incurred a loss of $2.2 million, which consisted of the unamortized balances of the debt discount and deferred issuance costs as well as a prepayment penalty. Upon the early extinguishment of our debt under the Oxford/Horizon Loan Agreement in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

        Other expense.    Other expense decreased for the year ended December 31, 2014 as compared to 2013, primarily due to changes in the components included in each period. Other expense for the year ended December 31, 2014 primarily includes amortization of deferred financing costs related to the issuance of Convertible Senior Notes in October 2014. Other expense for the year ended December 31, 2013 included the write-off of previously deferred financing costs for at-the-market equity offerings effected under our equity distribution agreement with Wedbush and a potential debt facility that was terminated.

        Provision for (benefit from) income taxes.    The $10.3 million benefit from income taxes for the year ended December 31, 2014 was due to a reversal of a portion of our pre-existing valuation allowance in an amount equal to the $10.3 million deferred tax liability that we recognized in connection with our issuance of the Convertible Senior Notes. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes. The $1.7 million provision for income taxes for the year ended December 31, 2013 resulted solely from Federal alternative minimum taxes on the portion of our 2013 alternative minimum taxable income that could not be offset by prior years' alternative minimum tax loss carryforwards. We had alternative minimum taxable income in 2013 as a result of the income from the $142.5 million settlement with Valeant during the quarter ended December 31, 2013.

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012	Increase/ (decrease)
	(in thousands)
Research contracts revenue	$17,228	$10,740	$6,488
Research and development expenses(1)	46,561	52,318	(5,757)
Selling, general and administrative expenses(1)	20,650	11,614	9,036
Litigation settlement gain	142,500	—	142,500
Interest income	55	72	(17)
Interest expense	4,051	2,914	1,137
Loss on early extinguishment of debt	1,381	—	1,381
Other expense	669	53	616
Provision for income taxes	1,706	—	1,706

(1)
Includes the following stock-based compensation expenses:

Research and development expenses	$2,770	$1,973	$797
Selling, general and administrative expenses	1,963	1,629	334

        Research contracts revenue.    For the year ended December 31, 2013, we recognized $4.5 million for research services performed under the Gates Foundation agreement, $0.2 million of which related to an aggregate of $0.8 million of reimbursements for services performed prior to the effective date of the agreement. We also recognized $3.2 million for research funding and $1.0 million of the $3.5 million upfront fee received under our collaboration with Lilly, $1.5 million for research funding and patent reimbursements under our collaboration with GSK, $0.5 million under our research contract with DTRA and $1.8 million for research performed under our agreements with not-for-profit organizations for neglected diseases. In addition, we recognized $4.8 million of revenue remaining under our agreement with Medicis, which was previously classified as deferred revenue. For the year ended December 31, 2012, we recognized revenues of $3.4 million for research funding, $1.0 million for a development milestone earned and $0.9 million of the $3.5 million upfront fee received under the Lilly Agreement, $1.2 million of the $7.0 million upfront fee received under the Medicis Agreement and $1.3 million primarily for research funding under our collaboration with GSK. We also recognized $2.9 million for research work performed under other research and development agreements, including our agreements with not-for-profit organizations for neglected diseases.

        Research and development expenses.    For the year ended December 31, 2013, research and development expenses decreased by $5.8 million as compared to 2012. Although expenses for our KERYDIN program decreased by $10.6 million during this period, this decrease was partially offset by an increase of $3.4 million in our AN2728 program expenses as compared with the prior year. As our KERYDIN Phase 3 and cardiac safety clinical trials were completed in 2013, our costs for this program were lower than in 2012 when we were actively conducting two fully-enrolled Phase 3 trials, the cardiac safety trial and the repeat insult patch test study. Our NDA for KERYDIN was filed in July 2013 and our consulting expenses increased in 2013 in comparison with 2012 as we prepared for the filing and the launch of KERYDIN in 2014. Our manufacturing costs also increased in 2013 compared to 2012 as a result of our increased regulatory and pre-commercialization efforts. The $3.4 million increase in AN2728 costs was mainly due to our increased clinical trial activity in 2013, partially offset by less extensive drug development activities for this product candidate as compared to the prior year. During 2013, we were actively conducting our Phase 1 MUSE and cardiac safety trials and planning for our Phase 3 and long-term safety trials, while during 2012, our AN2728 clinical trial activities were limited to planning for, and enrolling patients in, our less costly Phase 2 clinical trials. In 2013, our AN2728 drug development efforts included continuation of some preclinical studies initiated in the prior year and initial manufacturing activities in preparation for our Phase 3 and long-term safety trials and certain regulatory requirements, whereas in 2012 we were conducting multiple preclinical safety studies for AN2728 as well as manufacturing drug supplies for both our preclinical studies and our planned clinical trials.

        In addition, our research and development expenses increased by $5.1 million and $0.5 million, respectively, as a result of new research activities under our Gates Foundation and DTRA agreements that we entered into in 2013. These increases were partially offset by a $2.0 million decrease in expenses due to the suspension of our research and development activities relating to our Medicis collaboration, a $0.1 million decrease in our research expenses under our collaboration with Lilly and a $2.3 million decrease in our spending on other research activities, including our neglected disease programs.

        Selling, general and administrative expenses.    The increase in selling, general and administrative expenses of $9.0 million for the year ended December 31, 2013 as compared to 2012 was primarily due to increases of $7.2 million in legal fees resulting primarily from our legal proceedings with Valeant and Medicis, $0.9 million related to marketing activities for KERYDIN and $0.8 million in salaries and stock-based compensation expense.

        Litigation settlement gain.    In November 2013, we received a $142.5 million payment from Valeant to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. This amount included approximately $8.1 million for legal fees incurred during the proceedings, the majority of which was incurred during the year ended December 31, 2013 and recorded in selling, general and administrative expenses.

        Interest income.    The decrease in interest income in 2013 as compared to 2012 was due to a lower yield partially offset by higher average investment balances.

        Interest expense.    Interest expense increased for the year ended December 31, 2013 compared to 2012 due to the higher average outstanding balance of our debt.

        Loss on early extinguishment of debt.    Upon the early extinguishment of our debt under the Oxford/Horizon Loan Agreement in June 2013, we incurred a loss of $1.4 million, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty.

        Other expense.    Other expense increased in 2013 compared to 2012 due to higher amortization of deferred financing fees related to our expanded debt facility and the write-off of previously deferred financing costs related to "at-the-market" equity offerings effected under our equity distribution agreement with Wedbush and a potential debt facility that was terminated.

        Provision for income taxes.    The $1.7 million provision for income taxes for the year ended December 31, 2013 resulted solely from Federal alternative minimum taxes on the portion of our 2013 alternative minimum taxable income that could not be offset by prior years' alternative minimum tax loss carryforwards. We had alternative minimum taxable income in 2013 as a result of the income from the $142.5 million settlement with Valeant during the quarter ended December 31, 2013.

Income Taxes

        As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $201.4 million and $186.8 million, respectively. These federal and state carryforwards will begin to expire in the years 2021 and 2015, respectively. The federal and state net operating loss carryforwards include approximately $14.2 million and $0.6 million, respectively, related to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. We also had federal research and development tax credit carryforwards of approximately $11.6 million, which expire beginning in 2024 if not utilized. In addition, state research and development tax credit carryforwards of approximately $6.3 million will carry over indefinitely. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We have determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2014. The computed annual limitation that resulted from the 2010 ownership change is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future.

        We periodically evaluate our prospects of generating future taxable income based on our history of taxable income or losses and our projections for the foreseeable future. With the exception of 2013, which was positively impacted by a significant amount of non-recurring income from our settlement with Valeant, we have incurred tax losses in every year since our inception. Realization of our net deferred tax assets is dependent upon us generating future taxable income, the timing and amount (if any) of which are uncertain. Accordingly, the deferred assets have been fully offset by a valuation allowance as of December 31, 2013 and were fully offset by a valuation allowance as of December 31, 2014, except to the extent of the future taxable income that we expect to generate from the future reversal of the deferred tax liability recognized in connection with the issuance of the Convertible Senior Notes.

        As of December 31, 2014 and 2013, we had approximately $3.6 million and $2.9 million, respectively, of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Liquidity and Capital Resources

        The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(39,324)	$90,281	$(54,937)
Net cash used in investing activities	(125,648)	(17,457)	(584)
Net cash provided by financing activities	66,208	31,596	50,687

Net (decrease) increase in cash and cash equivalents	$(98,764)	$104,420	$(4,834)

        Net cash used in operating activities was $39.3 million as compared to net cash provided by operating activities of $90.3 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in operating activities in 2014 reflected our net loss adjusted for noncash items plus the net changes in operating assets and liabilities during this period, including those associated with increases in contract receivables, inventory and clinical trial-related advance payments and accrued liabilities, partially offset by the receipt of $40.0 million in total upfront payments from Sandoz under the Sandoz Agreement. For the year ended December 31, 2013, net cash provided by operating activities reflected our net income, which included our litigation settlement with Valeant of $142.5 million, adjusted for noncash items, partially offset by the net changes in operating assets and liabilities in the same period, including those related to the amortization for the upfront fees received in prior years from Lilly and Medicis.

        Net cash used in investing activities was $125.6 million and $17.5 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in investing activities in 2014 primarily reflected our purchases of investments, including those made with the proceeds from our settlement with Valeant and our issuance of Convertible Senior Notes, exceeding the maturities of investments during the year. Net cash used in investing activities in 2013 primarily reflected the purchases of investments and property and equipment, net of the proceeds from the maturities of investments. In addition, in 2013, our net transfers of investments to restricted investments, primarily as a result of restrictions placed on our use of redeemable common stock proceeds and research funding received from the Gates Foundation were $4.4 million.

        Net cash provided by financing activities was $66.2 million and $31.6 million for the years ended December 31, 2014 and 2013, respectively. Net cash provided by financing activities in 2014 primarily reflected net proceeds from our issuance of $90.5 million aggregate principal amount of Convertible Senior Notes and proceeds of $9.8 million from stock option exercises and employee stock purchases, partially offset by $30.6 million paid in respect of the aggregate principal amount of indebtedness outstanding under the Hercules Loan Agreement, together with a prepayment penalty associated therewith. Net cash provided by financing activities in 2013 primarily reflected net proceeds of $21.3 million from the sale of our common stock in May 2013, net proceeds of $1.3 million from the sale of our common stock in the first quarter of 2013 under our equity distribution agreement with Wedbush, net proceeds of $5.0 million from the issuance of redeemable common stock to the Gates Foundation, the $30.0 million drawdown of the first tranche under the Hercules Loan Agreement and $2.7 million in proceeds from stock option exercises and employee stock purchases, partially offset by $28.7 million paid in respect of regularly scheduled principal payments and remaining principal obligations under the Oxford/Horizon Loan Agreement and financing fees, debt issuance costs and loan fees associated with the Hercules Loan Agreement, together with a prepayment penalty associated therewith.

        Our cash, cash equivalents and investments totaled $191.6 million as of December 31, 2014, compared to $166.8 million as of December 31, 2013. Such amounts include short-term and long-term investments, as well as $3.7 million and $4.6 million of restricted investments as of December 31, 2014 and 2013, respectively.

        We believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN under the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. Our forecast regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

        Our future capital requirements are difficult to forecast and will depend on many factors, including:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  the outcome, timing and cost of regulatory approvals;

  •
  the effects of competing technological and market developments;

  •
  the cost and timing of commercial-scale outsourced manufacturing activities;

  •
  the cost of establishing sales, marketing and distribution capabilities for product candidates for which we may receive regulatory approval;

  •
  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates, including the Phase 3 pivotal studies for AN2728;

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

        We began business operations in March 2002. As of December 31, 2014, we had an accumulated deficit of $217.6 million. Historically, we have funded our operations primarily through the sale of equity and debt securities, debt arrangements, payments received under our collaborations and research agreements, distribution and commercialization agreement, government contracts and grants and contracts with not-for-profit organizations for neglected diseases and our settlement with Valeant. We expect to continue to experience net losses and negative cash flows in 2015, and we cannot guarantee that payments under the Sandoz Agreement will be sufficient to offset losses in future years. We may require additional capital to fund research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, as well as future sales and marketing and business development activities. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may elect to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Convertible Senior Notes

        In October 2014, we issued and sold $90.5 million aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes are general unsecured obligations of ours, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted.

        The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the "Indenture"), by and between us and Wells Fargo Bank, National Association, as trustee. Subject to the satisfaction of certain conditions and during certain periods, the Convertible Senior Notes are convertible at the option of holders into cash, shares of our common stock or a combination thereof (with the form of consideration at our election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of our common stock). The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If we undergo a fundamental change (as defined in the Indenture), holders may require us to purchase for cash all or part of their Convertible

Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if we issue a notice of redemption for the Convertible Senior Notes, we will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The Convertible Senior Notes will not be redeemable at our option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at our option if the last reported sale price of our common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default.

Hercules Loan Agreement (Repaid in full in October 2014)

        In June 2013, we entered into the Hercules Loan Agreement, which provided for term loans to us in an aggregate principal amount of up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million. We borrowed the first $30.0 million tranche at the closing of the transaction, and used a portion of the proceeds thereof to repay in full our outstanding indebtedness under, and terminate, the Oxford/Horizon Loan Agreement. We elected not to draw the second tranche of $10.0 million, which was available to us from the closing date of the Hercules Loan Agreement until December 5, 2013. We also elected not to draw the third tranche of $5.0 million, which was available to us from the date of FDA approval of KERYDIN until August 6, 2014. In October 2014, we used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, the Hercules Loan Agreement.

Contractual Obligations

        Our contractual obligations as of December 31, 2014 consisted primarily of obligations under our Convertible Senior Notes, lease agreements and inventory purchase obligations. The following table summarizes our material contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	Greater than 5 years
Contractual obligations:
Operating leases	$5,676	$1,888	$3,358	$430	$—
Convertible Senior Notes(1)	103,165	1,805	3,620	3,620	94,120
Purchase obligations(2)	1,023	1,023	—	—	—

Total contractual obligations	$109,864	$4,716	$6,978	$4,050	$94,120

(1)
Represents Convertible Senior Notes due in October 2021 (including future interest payments at a fixed rate of 2.00% per year).

(2)
As of December 31, 2014, our firm purchase commitments related to manufacturing of KERYDIN inventory.

  Operating Leases

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease covering this property is currently scheduled to expire on March 31, 2018, subject to the right of the landlord to terminate the lease earlier upon twelve months' written notice given on or after June 30, 2015.

        We also have a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which is currently scheduled to expire on December 31, 2015. We have two one-year options to extend the term of the lease through December 2016 and December 2017 and one three-month option to extend the term of the lease through March 2018. This lease is currently cancelable by us on four months' prior written notice.

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

Recent Accounting Pronouncements

        In November 2014, the FASB issued an accounting standards update that set forth guidance relating to the evaluation of whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The guidance is intended to eliminate the use of different methods of evaluating economically similar hybrid financial instruments. We do not currently have any hybrid financial instruments issued in the form of a share. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We will evaluate the guidance under this update and present any required disclosures in our consolidated financial statements at the time of adoption.

        In August 2014, the FASB issued an accounting standards update that set forth guidance relating to the evaluation of an entity's ability to continue as a going concern. The guidance establishes management's responsibility for evaluating whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing consolidated financial statements for each annual and interim reporting period. The guidance also requires certain disclosures about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will evaluate the guidance under this update and present any required disclosures in our consolidated financial statements at the time of adoption.

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

        In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

        In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance as of January 1, 2014, and its adoption did not have an effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of December 31, 2014, we had cash, cash equivalents, short-term investments, long-term investments and restricted investments of $191.6 million. Our investment portfolio as of December 31, 2014 is comprised of corporate debt securities with minimum ratings of A1/A+, federal agency securities with minimum ratings of AAA/AA+, commercial paper with minimum ratings of P1/A1 and a money market fund. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 247 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Anacor Pharmaceuticals, Inc. (the Company) as of December 31, 2013 and 2014 and the related consolidated statements of operations, comprehensive income (loss), redeemable common stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anacor Pharmaceuticals, Inc. as of December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 16, 2015

Anacor Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,991	$114,755
Short-term investments	130,012	35,574
Restricted investments, short-term	1,723	1,475
Contract receivables	5,708	1,324
Inventory	2,518	—
Prepaid expenses and other current assets	4,618	2,286

Total current assets	160,570	155,414
Long-term investments	41,905	11,856
Restricted investments, long-term	2,004	3,155
Property and equipment, net	1,642	1,458
Deferred tax assets, net, non-current	938	—
Other assets	1,988	282

Total assets	$209,047	$172,165

Liabilities, redeemable common stock and stockholders' equity
Current liabilities:
Accounts payable	$4,520	$4,708
Accrued liabilities	17,087	8,431
Income taxes payable	—	1,706
Other current liabilities	1,156	—
Deferred revenue	4,634	1,115
Deferred rent	318	269
Deferred tax liability, net	938	—

Total current liabilities	28,653	16,229
Convertible senior notes, net	59,969	—
Notes payable	—	28,018
Deferred revenue, less current portion	35,740	315
Deferred rent, less current portion	901	1,219
Commitments and contingencies
Redeemable common stock: redemption amount of $26,092 and $13,576 as of December 31, 2014 and 2013, respectively	4,952	4,952
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 10,000,000 shares as of December 31, 2014 and 2013; issued and outstanding: no shares as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares as of December 31, 2014 and 2013; issued and outstanding: 43,273,819 shares and 41,544,249 shares as of December 31, 2014 and 2013, respectively	42	41
Additional paid-in capital	296,527	251,839
Accumulated other comprehensive loss	(145)	(2)
Accumulated deficit	(217,592)	(130,446)

Total stockholders' equity	78,832	121,432

Total liabilities, redeemable common stock and stockholders' equity	$209,047	$172,165

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Research contracts	$13,136	$17,228	$10,740
Distribution and commercialization agreement	7,550	—	—

Total revenues	20,686	17,228	10,740
Operating expenses (income):
Cost of goods sold	797	—	—
Research and development	72,493	46,561	52,318
Selling, general and administrative	31,392	20,650	11,614
Trademark agreement	6,800	—	—
Litigation settlement gain	—	(142,500)	—

Total operating expenses (income)	111,482	(75,289)	63,932

Income (loss) from operations	(90,796)	92,517	(53,192)
Interest income	320	55	72
Interest expense	(4,517)	(4,051)	(2,914)
Loss on early extinguishment of debt	(2,221)	(1,381)	—
Other expense	(190)	(669)	(53)

Income (loss) before provision for (benefit from) income taxes	(97,404)	86,471	(56,087)
Provision for (benefit from) income taxes	(10,258)	1,706	—

Net income (loss)	$(87,146)	$84,765	$(56,087)

Net income (loss) per share:
Basic	$(2.06)	$2.16	$(1.76)
Diluted	$(2.06)	$2.10	$(1.76)
Weighted-average number of shares and equivalent shares:
Basic	42,243,529	39,178,289	31,901,966
Diluted	42,243,529	40,320,187	31,901,966

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(87,146)	$84,765	$(56,087)
Change in unrealized (loss) gain on investments	(143)	(5)	3

Comprehensive income (loss)	$(87,289)	$84,760	$(56,084)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Common Stock and Stockholders' Equity

(In Thousands, Except Share Data)

	Redeemable Common Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	—	28,194,144	$28	$172,995	—	$(159,124)	$13,899
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	7,250,000	7	42,509	—	—	42,516
Issuance of common stock upon exercise of stock options	—	—	49,917	—	50	—	—	50
Issuance of common stock under employee stock purchase plan	—	—	96,584	1	432	—	—	433
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	291	—	—	291
Employee stock-based compensation expense	—	—	—	—	3,311	—	—	3,311
Issuance of warrants to purchase common stock	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	—	(56,087)	(56,087)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	3	—	3

Balance as of December 31, 2012	—	—	35,590,645	36	219,983	3	(215,211)	4,811
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	3,599,373	4	21,325	—	—	21,329
Issuance of common stock upon exercise of stock options	—	—	686,302	1	2,369	—	—	2,370
Issuance of common stock under employee stock purchase plan	—	—	95,373	—	336	—	—	336
Issuance of common stock in an at-the-market offering, net of issuance costs	—	—	401,500	—	1,278	—	—	1,278
Issuance of redeemable common stock in a private offering, net of issuance costs	809,061	4,952	—	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	361,995	—	—	—	—	—
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	242	—	—	242
Employee stock-based compensation expense	—	—	—	—	4,491	—	—	4,491
Issuance of warrants to purchase common stock	—	—	—	—	1,815	—	—	1,815
Net income	—	—	—	—	—	—	84,765	84,765
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	(5)	—	(5)

Balance as of December 31, 2013	809,061	4,952	40,735,188	41	251,839	(2)	(130,446)	121,432
Issuance of common stock upon exercise of stock options	—	—	1,362,418	1	9,399	—	—	9,400
Issuance of common stock under employee stock purchase plan	—	—	88,719	—	384	—	—	384
Issuance of common stock upon vesting of restricted stock units	—	—	50,000	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	228,433	—	—	—	—	—
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	901	—	—	901
Employee stock-based compensation expense	—	—	—	—	14,228	—	—	14,228
Equity component of Convertible Senior Notes issued, net of issuance costs and tax	—	—	—	—	19,776	—	—	19,776
Net loss	—	—	—	—	—	—	(87,146)	(87,146)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	(143)	—	(143)

Balance as of December 31, 2014	809,061	$4,952	42,464,758	$42	$296,527	$(145)	$(217,592)	$78,832

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(87,146)	$84,765	$(56,087)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	499	507	667
Accretion and amortization of debt discount and debt issuance costs	1,534	822	552
Stock-based compensation	15,024	4,733	3,602
Amortization of premium on investments	1,238	321	479
Accrual of final payment on notes payable	—	318	534
Loss on early extinguishment of debt	2,221	1,381	—
Deferred income tax benefit	(10,258)	—	—
Changes in assets and liabilities:
Contract receivables	(4,384)	(121)	(67)
Inventory	(2,414)	—	—
Prepaid expenses and other current assets	(2,231)	412	(1,347)
Other assets	—	(27)	714
Accounts payable	(188)	1,689	1
Accrued liabilities	8,656	(1,159)	(972)
Income taxes payable	(1,706)	1,706	—
Other current liabilities	1,156	—	—
Deferred revenue	38,944	(5,648)	(2,994)
Deferred rent	(269)	582	(19)

Net cash (used in) provided by operating activities	(39,324)	90,281	(54,937)
Investing activities
Transfers (to) from restricted investments, net	903	(4,432)	—
Purchases of investments	(243,483)	(67,196)	(65,074)
Maturities of investments	117,615	54,621	64,930
Acquisition of property and equipment	(683)	(450)	(440)

Net cash used in investing activities	(125,648)	(17,457)	(584)
Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	—	4,952	—
Proceeds from the sale of common stock, net of issuance costs	—	22,607	42,516
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	9,784	2,706	482
Proceeds from the issuance of convertible senior notes	90,500	—	—
Proceeds from the issuance of notes payable	—	30,000	12,000
Principal payments on notes payable	(30,000)	(25,716)	(4,285)
Final payment on notes payable	—	(1,650)	—
Payment of financing fee, prepayment penalty, debt issuance costs and loan restructuring fee	(4,076)	(1,303)	(26)

Net cash provided by financing activities	66,208	31,596	50,687

Net (decrease) increase in cash and cash equivalents	(98,764)	104,420	(4,834)
Cash and cash equivalents at beginning of year	114,755	10,335	15,169

Cash and cash equivalents at end of year	$15,991	$114,755	$10,335

Supplemental schedule of noncash financing activities
Fair value of warrants to purchase common stock issued in connection with notes payable	—	$1,815	$395

Supplemental disclosure of cash flow information
Cash paid for interest, including final payment on notes payable and payment of loan restructuring fee	$3,697	$4,736	$1,755

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. The Company

Nature of Operation

        Anacor Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company's first approved drug, KERYDIN® (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement (the "Sandoz Agreement") with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States. The Company's lead product candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. The Company initiated Phase 3 studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. Beyond KERYDIN and AN2728, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative ("DNDi") for the potential treatment of human African trypanosomiasis ("HAT" or "sleeping sickness"). The third compound is licensed to GlaxoSmithKline LLC ("GSK") for development in tuberculosis ("TB"). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

        As of December 31, 2014, the Company had an accumulated deficit of $217.6 million. The Company may require additional capital to fund research and development activities, including clinical trials for its development programs and preclinical activities for its product candidates, as well as future sales and marketing and business development activities. Management believes that the Company's existing capital resources, together with the payments it expects to receive based on sales of KERYDIN under the Sandoz Agreement, will be sufficient to meet its anticipated operating requirements for at least the next twelve months. In the future, the Company may elect to finance its cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Anacor IP Holdings, Ltd., which was incorporated in the Cayman Islands in October 2013. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

        A reclassification has been made to prior period amounts in the 2013 consolidated statements of cash flows to conform to the current period presentation.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of the Company's convertible debt, stock-based compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash, Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Investments

        The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. Unless restricted, investments with a maturity date of more than three months, but equal to or less than twelve months, at the time of purchase are considered short-term investments and are classified as current assets. Long-term investments have contractual maturities at the date of purchase of more than one year but equal to or less than two years and are classified as noncurrent assets until such time as the time to maturity becomes one year or less, at which time they are reclassified to short-term investments. The Company's investments in marketable securities are classified as available for sale (see Note 3). Securities available for sale are carried at estimated fair value, with unrealized gains and losses reported as part of accumulated other comprehensive income or loss, a separate component of stockholders' equity. The Company has estimated the fair value amounts by using available market information. The cost of available for sale securities sold is based on the specific-identification method. Restricted investments are classified as a current or noncurrent asset based upon the terms of the relevant contract and, in some cases, management's estimate of when the restrictions will be eliminated.

        Under its facility lease agreements, the Company is required to deliver letters of credit securing the performance of its obligations thereunder. As of both December 31, 2014 and 2013, these letters of credit were secured by approximately $0.2 million of long-term restricted investments.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, short-term restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the carrying value of the Company's notes payable approximated its fair value as of December 31, 2013. As of December 31, 2014, the carrying value of the Company's 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes") issued in October 2014 differed from the fair value thereof. See Note 3 for additional information.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Credit Risk and Concentration

        The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy, which allows for the purchase of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The Company's investment policy prohibits it from holding auction rate securities or derivative financial instruments. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company's cash, cash equivalents, short-term investments, long-term investments and restricted investments are held by financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. During the three years ended December 31, 2014, the Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

        The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of December 31, 2014, the Company relied on Hovione FarmaCiencia SA ("Hovione") and DPT Laboratories, Ltd. ("DPT") for its requirements of active pharmaceutical ingredient ("API") and finished drug product for KERYDIN, respectively. Any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments under the Sandoz Agreement.

Customer Concentration

        For the year ended December 31, 2014, the Company's revenues consisted primarily of distribution and commercialization agreement revenues from Sandoz (including revenues from upfront and gross profit sharing payments and product sales of KERYDIN to Sandoz) (see Note 9), research contracts revenue from a research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") and research contracts revenue from a contract with the United States Department of Defense, Defense Threat Reduction Agency ("DTRA"). Collaborators, including Lilly and GSK, have accounted for significant revenues in the past and may not provide research contracts revenue in the future under existing agreements and/or new collaboration agreements, which may have a material effect on the Company's operating results. The Company and Medicis Pharmaceutical Corporation ("Medicis") terminated a research and development option and license agreement between the parties in 2013 and, upon termination, the Company recognized deferred revenue remaining under the agreement (see Notes 9 and 14), which resulted in revenue from Medicis of more than 10% of revenue in the year ended December 31, 2013.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table shows the percentage of revenues attributable to contracts and agreements with counterparties that accounted for 10% or more of total revenues in the specified periods:

	Year Ended December 31,
	2014	2013	2012
Sandoz	36%	—	—
Gates Foundation	30%	26%	—
DTRA	16%	*	—
Lilly	*	24%	49%
GSK	*	*	13%
Medicis	—	28%	11%
Research Institution	*	*	14%

*
less than 10% of total revenue

Contract Receivables

        As of December 31, 2014, the Company's contract receivables included $4.0 million due from Sandoz in respect of the Company's share of gross profits for the fourth quarter of 2014, product sales of KERYDIN to Sandoz and reimbursements of certain KERYDIN commercial launch costs. As of December 31, 2014, the Company's contract receivables also included $1.0 million due from DTRA (see Note 9), $0.1 million due from GSK (see Note 9) and $0.6 million due from other contracts. As of December 31, 2013, the Company's contract receivables included $0.5 million due from DTRA, $0.7 million due from GSK and $0.1 million due from other contracts.

        The Company's contract receivables are primarily composed of amounts due under distribution and commercialization, collaboration and research agreements and government contracts and the Company believes that the credit risks associated with these agreements are not significant. During the three years ended December 31, 2014, the Company has not written-off any contract receivables and, accordingly, does not have an allowance for doubtful accounts as of December 31, 2014 and 2013.

Inventory

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method for all inventories, which are valued based on costs calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess quantities and obsolescence, including potential expirations, taking into account such factors as anticipated future sales compared to quantities on hand and the remaining shelf life of such quantities. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

        The Company's research contracts revenue is generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products. The Company also generates distribution and commercialization agreement revenues that include product sales of KERYDIN finished product to Sandoz, gross profit sharing revenue under the Sandoz Agreement and the amortization of upfront payments made to the Company under the Sandoz Agreement.

        The Company recognizes revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        For research and development arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting for new agreements. Where multiple deliverables are combined as a single unit of accounting, revenues are recognized based on the performance requirements of the related agreement.

        Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by the Company. Typically, the Company has determined that the licenses it has granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in the consolidated balance sheets and are recognized as research contracts revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Payments resulting from the Company's efforts under research and development agreements or government grants are recognized as the activities are performed and are presented on a gross basis. Revenue is recorded on a gross basis because the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services. The costs associated with these activities are reflected as a component of research and development expense in the consolidated statements of operations and the revenues recognized from such activities approximate these costs.

        For certain contingent payments under research and development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company's performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. The Company has analyzed future contingent payments under existing research and development arrangements and determined that none meet the definition of milestone payments.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

        Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of December 31, 2014, the Company had not earned any royalty revenue from product sales.

        Arrangements under which the Company grants another party distribution and commercialization rights to one of its products and that involve multiple other deliverables are evaluated based on the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If the Company determines that the deliverables do not have stand-alone value because each one of them has value only as it relates to maintaining and supporting the other party's distribution and commercialization rights, then all such deliverables are combined as a single unit of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement. Arrangement consideration is allocated between units of accounting with stand-alone value, based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third party evidence is available with revenues recognized based on the performance requirements of the related agreement. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured. Upfront payments received under such agreements are recorded as deferred revenue in the consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of the Company's obligations under the agreement.

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

        Gross profit sharing or royalty payments based on reported gross profits or sales of products for which distribution and commercialization rights have been granted to another party will be recognized based on contract terms when reported gross profits or sales are reliably measurable and collectability is reasonably assured.

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

Preclinical Study and Clinical Trial Accruals and Deferred Advance Payments

        The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct these activities on its behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company underestimates or overestimates the level of services performed or the costs of these services, the actual expenses could differ from estimates. If the Company later determines that it no

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

longer expects the services associated with a deferred non-refundable advance payment to be rendered, the deferred advance payment will be charged to expense in the period that such determination is made.

Fair Value of Common Stock Warrants

        The Company estimates the fair value of common stock warrants using the Black- Scholes option-pricing model, based on the inputs for the fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying common stock. These estimates are based on subjective assumptions.

Stock-Based Compensation

        Employee stock-based compensation cost is measured at the grant date, based on the fair value of the award and recognized as an expense over the employee's requisite service period (generally the vesting period). Stock-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Stock option awards granted to the Company's nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based vesting stock option awards and uses the straight-line (single-option) method for expense attribution. The Company uses a Monte Carlo valuation method to estimate the fair value of its market-based vesting performance stock option and restricted stock unit awards. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

        The Company accounts for stock options issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option- pricing model. The fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of the Company's common stock during that period.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

        The Company periodically evaluates the prospects of it generating future taxable income based on its history of taxable income or losses and its projections for the foreseeable future. Based on such evaluations, the Company makes a determination as to whether it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future and, if so, the Company records a valuation allowance to reduce deferred tax assets to the amounts expected to be realized. The Company will maintain full valuation allowances until there is sufficient evidence to support the reversal of all or a portion of the valuation allowances, except to the extent that it expects to generate taxable income in

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the future from the reversal of the deferred tax liability it recognized in 2014 in connection with the issuance of the Convertible Senior Notes (see Notes 7 and 13).

        The Company accounts for uncertain tax positions in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company's policy is to recognize any interest and penalties related to income taxes in income tax expense.

Net Income (Loss) per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share includes the effect of all potential shares, consisting of stock options (including performance stock options), restricted stock units (including performance restricted stock units) and warrants outstanding for the period, determined using the treasury-stock method, as well as shares issuable upon conversion of the Convertible Senior Notes, determined on an "if-converted" basis. For purposes of this calculation, potentially dilutive securities consisting of stock options, restricted stock units, warrants and the Convertible Senior Notes are considered to be potential shares and, for each loss period presented in these consolidated financial statements, are excluded in the calculation of diluted net loss per share because their effect would be antidilutive. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) per share
Numerator:
Net income (loss)	$(87,146)	$84,765	$(56,087)

Denominator:
Weighted-average number of shares—basic	42,243,529	39,178,289	31,901,966
Dilutive effect of stock options and restricted stock units	—	956,397	—
Dilutive effect of warrants to purchase stock	—	185,501	—

Weighted-average number of shares—diluted	42,243,529	40,320,187	31,901,966

Net income (loss) per share
Basic	$(2.06)	$2.16	$(1.76)
Diluted	$(2.06)	$2.10	$(1.76)
Outstanding securities at period end not included in the computation of diluted net (loss) income per share as they had an anti-dilutive effect:
Stock options and restricted stock units	5,108,659	1,853,547	3,912,182
Shares issuable upon conversion of Convertible Senior Notes	2,914,652	—	—
Warrants to purchase stock	40,623	40,623	451,597

	8,063,934	1,894,170	4,363,779

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In November 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that set forth guidance relating to the evaluation of whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The guidance is intended to eliminate the use of different methods of evaluating economically similar hybrid financial instruments. The Company does not currently have any hybrid financial instruments issued in the form of a share. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company will evaluate the guidance under this update and present any required disclosures in the Company's consolidated financial statements at the time of adoption.

        In August 2014, the FASB issued an accounting standards update that set forth guidance relating to the evaluation of an entity's ability to continue as a going concern. The guidance establishes management's responsibility for evaluating whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing consolidated financial statements for each annual and interim reporting period. The guidance also requires certain disclosures about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will evaluate the guidance under this update and present any required disclosures in the Company's consolidated financial statements at the time of adoption.

        In June 2014, the FASB issued a new accounting standard on accounting for share-based payments for performance-based stock awards, which will require that a performance target that affects vesting and that could be achieved after the required service period be treated as a performance condition. The Company does not currently have any performance-based stock awards that meet these conditions. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the effect that the updated standard will have on the Company's consolidated financial statements.

        In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Company's consolidated financial statements and related disclosures.

        In July 2013, a new accounting standard was issued that requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward or other carryforward that would apply in the settlement of uncertain tax positions. Under the new standard, unrecognized tax

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

benefits will be netted against all available same-jurisdiction net operating loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance as of January 1, 2014, and its adoption did not have an effect on the Company's consolidated financial statements.

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

        The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$13,231	$—	$—	$13,231
Federal agency securities	Level 2	57,625	6	(40)	57,591
Commercial paper	Level 2	25,501	46	—	25,547
Corporate debt securities	Level 2	93,941	—	(157)	93,784

Total available for sale securities		$190,298	$52	$(197)	$190,153

Classified as:
Cash and cash equivalents					$14,731
Short-term investments					130,012
Restricted investments, short-term					1,723
Long-term investments					41,905
Restricted investments, long-term					1,782

Total available for sale securities					$190,153

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$107,253	$—	$—	$107,253
Federal agency securities	Level 2	59, 341	2	(4)	59,339

Total available for sale securities		$166,594	$2	$(4)	$166,592

Classified as:
Cash and cash equivalents					114,755
Short-term investments					35,574
Restricted investments, short-term					1,475
Long-term investments					11,856
Restricted investments, long-term					2,932

Total available for sale securities					$166,592

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

        All cash and cash equivalents, short-term investments and short-term restricted investments held as of December 31, 2014 and 2013 had maturities at the date of purchase of one year or less. Long-term investments and long-term restricted investments held as of December 31, 2014 and 2013 had contractual maturities at the date of purchase of more than one year but equal to or less than two years. Management of the Company does not intend to sell these securities and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the years ended December 31, 2014, 2013 or 2012.

        No available for sale securities held as of December 31, 2014 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2014, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

        During the years ended December 31, 2014 and December 31, 2013, there were no transfers between Level 1 and Level 2 financial assets. As of December 31, 2014 and 2013, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. Federal agency securities, commercial paper and corporate debt securities (Level 2) are valued using third party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

Convertible Senior Notes

        The fair value of our Convertible Senior Notes was determined using Level 2 inputs based on the quoted market value thereof (see Note 7). The following table summarizes the carrying amount and fair value of the Convertible Senior Notes (in thousands):

	December 31, 2014
	Net Carrying Amount of Liability Component	Fair Value
Convertible Senior Notes	$59,969	$112,592

4. Inventory

        During 2014, the Company began recording inventory related to the manufacturing of its KERYDIN drug product. Inventories consist of the following (in thousands):

December 31, 2014
Raw material	$—
Work in progress	1,867
Finished goods	651

Total inventory	$2,518

        The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the consolidated balance sheet during that month. As of December 31, 2014, all inventories were related to KERYDIN drug product.

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Equipment	$3,982	$3,697
Furniture and fixtures	233	182
Computer equipment and software	1,773	1,489
Leasehold improvements	1,415	1,352

	7,403	6,720
Less: accumulated depreciation and amortization	(5,761)	(5,262)

Property and equipment, net	$1,642	$1,458

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$5,065	$3,321
Accrued preclinical study and clinical trial costs	7,743	2,799
Other accrued liabilities	4,279	2,311

Accrued liabilities	$17,087	$8,431

7. Convertible Senior Notes and Notes Payable

Convertible Senior Notes

        On October 16, 2014, the Company issued and sold $90.5 million aggregate principal amount of Convertible Senior Notes, comprised of (i) $82.5 million aggregate principal amount of Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers) and (ii) $8.0 million aggregate principal amount of Convertible Senior Notes (the "Venrock Notes") sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates (the "Venrock Funds"), an affiliate of the Company. The Company received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers' fees of $2.9 million and other issuance costs of $0.5 million. The Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, its loan and security agreement (the "Hercules Loan Agreement") with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (together, "Hercules").

        The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the "Indenture"), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances: (i) during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; (iii) upon the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

occurrence of specified corporate events described in the Indenture; or (iv) if the Company calls the Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination thereof (with the form of consideration at the Company's election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company's common stock), which represents approximately 2,914,652 shares of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of Convertible Senior Notes and, as of December 31, 2014, the Company had an aggregate of 3,934,778 shares of common stock reserved for issuance upon conversion of the Convertible Senior Notes. The Convertible Senior Notes will not be redeemable at the Company's option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at the Company's option if the last reported sale price of the Company's common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default. The if-converted value of the Convertible Senior Notes exceeded their principal amount by $0.1 million at December 31, 2014 because the closing market price of the Company's common stock on such date of $32.25 per share exceeded the implicit conversion price of $31.05 per share.

        In connection with the sale of the Venrock Notes, the Company entered into a registration rights agreement with the Venrock Funds, pursuant to which the Venrock Funds may require the Company, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of the Company's common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

        The Convertible Senior Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.2 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in the Company's stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. Inputs to these models included volatility of 45%, an implied credit spread of 6.88%, a risk-free interest rate of 1.99% and a discount rate of 8.87%. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of December 31, 2014.

        Under current accounting guidance, the Company bifurcated the conversion option of the Convertible Senior Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the Convertible Senior Notes. Total issuance costs of $3.4 million related to the Convertible Senior Notes were allocated between debt and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. The Company's debt issuance costs for legal fees and other debt-related expenses related to the liability component are recorded as prepaid expenses and other current assets and as other assets in the consolidated balance sheet. At the date of issuance, the carrying value of the equity component was $30.0 million, net of $1.2 million of debt issuance costs allocated to the equity component of the Convertible Senior Notes.

        Upon issuance of the Convertible Senior Notes, the Company recognized a deferred tax liability of $10.3 million as a result of the temporary difference between the carrying value and the tax basis of the Convertible Senior Notes. This liability is classified in the current liabilities and long-term liabilities sections of the consolidated balance sheets as deferred income taxes. An offsetting amount was recorded as a charge to additional paid-in capital, in accordance with the applicable accounting guidance. As the debt discount is accreted over the term of the Convertible Senior Notes, the deferred tax liability will reverse and result in deferred income tax expenses in the Company's future provisions for income taxes.

        The following table summarizes information about the equity and liability components of the Convertible Senior Notes as of December 31, 2014 (in thousands):

	December 31, 2014
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$59,969	$30,531

(1)
Net of the equity component of debt issuance costs and deferred income taxes.

        During the year ended December 31, 2014, the Company recognized interest expense of $0.4 million for contractual coupon interest, $0.7 million for accretion of the debt discount and other expense of $0.1 million for amortization of debt issuance costs, in each case related to the Convertible Senior Notes. The remaining unamortized debt discount of $30.5 million as of December 31, 2014 will be accreted over the remaining term of the Convertible Senior Notes, which is approximately 6.8 years.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

        Future payments on the Convertible Senior Notes as of December 31, 2014 are as follows (in thousands):

Year ending December 31,
2015	$1,805
2016	1,810
2017	1,810
2018	1,810
2019	1,810
Thereafter	94,120

Total minimum payments	103,165
Less amount representing interest	(12,665)

Convertible Senior Notes, gross	90,500
Unamortized discount on Convertible Senior Notes	(30,531)

Convertible Senior Notes, including unamortized discount	$59,969

        In accordance with ASC 260, Earnings Per Share, the issuance of the Convertible Senior Notes requires the use of the "if-converted" basis when calculating the Company's dilutive net income (loss) per share. Net income is adjusted to exclude, or add-back, all Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the conversion rate as if the Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company's common stock), which represents approximately 2,914,652 shares of common stock. See Note 2 to these consolidated financial statements for a computation of diluted net income (loss) per share.

Notes Payable

        On June 7, 2013, the Company entered into the Hercules Loan Agreement, which provided for term loans to the Company in an aggregate principal amount of up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million. The Company borrowed the first $30.0 million tranche at the closing of the transaction, and used a portion of the proceeds thereof to repay in full its outstanding indebtedness under, and terminate, the Company's then-existing loan and security agreement (the "Oxford/Horizon Loan Agreement") with Oxford Finance LLC and Horizon Technology Finance Corporation (together "Oxford/Horizon"). The Company elected not to draw the second tranche of $10.0 million, which was available to the Company from the closing date of the Hercules Loan Agreement until December 5, 2013. The Company also elected not to draw the third tranche of $5.0 million, which was available to the Company from the date of FDA approval of KERYDIN until August 6, 2014. In October 2014, the Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, the Loan Agreement. The Company recorded a loss of approximately $2.2 million on the early extinguishment of its debt under the Hercules Loan Agreement,

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

which consisted of the unamortized balances of the debt discount and deferred issuance costs, as well as a prepayment penalty (as described below). This loss is recorded as a loss on early extinguishment of debt in 2014 in the consolidated statements of operations.

        Through October 2014, the Company paid Hercules financing and amendment fees of $0.6 million and incurred other debt issuance costs, including legal fees, of $0.5 million in connection with the Hercules Loan Agreement, which were accounted for as a debt discount and deferred debt issuance costs, respectively. In connection with the repayment of the Hercules Loan Agreement in October 2014, the Company was required to pay Hercules a prepayment penalty fee in the amount of $0.6 million (equal to 2% of the then-outstanding principal balance).

        In connection with the Hercules Loan Agreement, the Company issued warrants to Hercules to purchase 528,375 shares of its common stock at an exercise price of $5.11 per share (the "Hercules Warrants"). The Hercules Warrants were immediately exercisable and eligible to be exercised on a cashless basis. Upon issuance, the fair value of the Hercules Warrants was approximately $1.8 million and was calculated using a Black-Scholes valuation model with assumptions based upon observed risk-free interest rates appropriate for the expected term of the Hercules Warrants; expected volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the Hercules Warrants; and a dividend yield of 0%. The Company recorded a debt discount of $1.8 million in connection with the issuance of the Hercules Warrants. The Hercules Warrants were net exercised on a cashless basis in December 2013, resulting in the issuance of 361,995 shares of the Company's common stock. The par value of the shares issued was reclassified from additional paid-in capital to common stock.

        The interest on the loans outstanding under the Hercules Loan Agreement was calculated using the interest method with the debt issuance costs paid directly to Hercules (financing, amendment and legal fees) and the fair value of the Hercules Warrants treated as discounts on the debt. The Company's debt issuance costs for legal fees and other debt-related expenses were recorded as prepaid expenses and other current assets and as other assets in the consolidated balance sheet. The amortization of the debt discount was recorded as a noncash interest expense and the amortization of the debt issuance costs was recorded as other expense in the consolidated statements of operations. The annual effective interest rate on amounts borrowed under the Hercules Loan Agreement, including the amortization of the debt discounts, ranged from 16.3% to 16.6% through the termination of the Hercules Loan Agreement in October 2014.

        In June 2013, the Company recorded a loss of approximately $1.4 million on the early extinguishment of its debt under the Oxford/Horizon Loan Agreement, which consisted of the unaccrued balance of the final payment, the unamortized balances of the debt discount and deferred issuance costs and a prepayment penalty. This loss is recorded as a loss on early extinguishment of debt in 2013 in the consolidated statements of operations.

        In connection with the Oxford/Horizon Loan Agreement, the Company issued warrants to Oxford/Horizon in 2012 to purchase shares of its common stock at an exercise price of $6.53 per share (the "Oxford/Horizon Warrants"). The Oxford/Horizon Warrants were immediately exercisable, expiring seven years from their issuance date and were exercisable on a cashless basis. The aggregate fair value of the Oxford/Horizon Warrants was approximately $0.4 million and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate based upon observed risk-free interest rates appropriate for the expected term of the Oxford/Horizon Warrants; expected

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

volatility based on the average historical volatilities of a peer group of publicly-traded companies within the Company's industry; expected term equal to the contractual life of the Oxford/Horizon Warrants; and a dividend yield of 0%. The Company recorded a debt discount of $0.4 million in connection with the issuance of the Oxford/Horizon Warrants. The Oxford/Horizon Warrants were net exercised on a cashless basis at various dates in 2014, resulting in the issuance of an aggregate of 59,654 shares of the Company's common stock.

        The following table sets forth certain information regarding the Hercules Warrants and the Oxford/Horizon Warrants.

	Hercules Warrants(1)	Oxford/Horizon Warrants(2)
Issuance date	June 2013	September 2012
Warrants to purchase shares of common stock	528,375	84,226
Exercise price	$5.11	$6.53
Expiration date	June 2018	September 2019
Dividend yield	0%	0%
Volatility	81%	76%
Weighted-average expected life (in years)	5	7
Risk-free interest rate	1.1%	1.0%

(1)
The Hercules Warrants were exercised on a cashless basis in December 2013 and converted into 361,995 shares of common stock.

(2)
The Oxford/Horizon Warrants were exercised on a cashless basis at various dates in 2014 and converted into an aggregate of 59,654 shares of common stock.

        The Company recorded total interest expense of $4.5 million, $4.0 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in interest expense for these years was $1.3 million, $0.7 million and $0.5 million, respectively, for the accretion and amortization, as applicable, of debt discounts and financing costs.

8. Commitments and Contingencies

Operating Leases

        The Company leases a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as its corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the current lease expiration of March 31, 2018. In May 2013, the Company and the landlord amended this lease to grant the landlord the right to terminate the lease early upon twelve months' written notice given on or after June 30, 2015. As consideration for entering into the lease amendment, the Company received a rent credit of $0.7 million, which was applied to the monthly base rent under the lease commencing June 1, 2013 and continued for each successive month thereafter until the full amount of the rent credit was applied in November 2013.

        In addition to a $0.4 million allowance for tenant improvements originally provided by the landlord under the lease, the $0.7 million rent credit related to the lease amendment has been included in

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

deferred rent and is being amortized over the remaining term of the lease, on a straight-line basis, as a reduction to rent expense. As of December 31, 2014 and 2013, $1.2 million and $1.5 million, respectively, were included as deferred rent related to this lease in the consolidated balance sheet. The Company maintains a security deposit in connection with this lease in the form of a letter of credit in the amount of $0.1 million, which is collateralized by an equal amount of long-term restricted investments, and is responsible for certain operating expenses.

        The Company also has a lease for a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California, which is currently scheduled to expire on December 31, 2015. This lease is currently cancelable by the Company by providing at least four months' prior written notice. In January 2015, the Company and the landlord amended this lease to grant the Company two one-year options to extend the term of the lease through December 2016 and December 2017 and one three-month option to extend the term of the lease through March 2018. The Company maintains a security deposit in connection with this lease in the form of a letter of credit in the amount of $0.1 million, which is collateralized by an equal amount of long-term restricted investments.

        Rent expense under all facility operating leases was $1.5 million, $1.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred rent of $1.2 million, and $1.5 million as of December 31, 2014 and 2013, respectively, is included in the accompanying consolidated balance sheets and represents the difference between recorded rent expense and the cash payments related to the operating leases for the Company's leased facilities, plus the unamortized portion of tenant improvement allowances.

        As of December 31, 2014, future minimum cash payments under facility operating leases with initial terms in excess of one year are as follows (in thousands):

2015	$1,888
2016	1,652
2017	1,706
2018	430

Total future minimum lease payments	$5,676

        As of December 31, 2014, the Company had firm purchase commitments related to manufacturing of KERYDIN inventory of $1.0 million.

Guarantees and Indemnifications

        The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, if the officer or director is or was serving in such capacity at the Company's request at the time of the event or occurrence. The term of the indemnification period is equal to the officer's or director's lifetime.

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company has certain agreements with collaboration partners, contract research organizations and other counterparties with which it does business that contain indemnification provisions pursuant to which the Company typically agrees to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification claims when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification claims based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

Legal Proceedings

        The Company is not a party to any material legal proceedings at this time. From time to time, the Company may be involved in litigation relating to claims arising in the ordinary course of its business.

9. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

        In July 2014, the FDA approved the New Drug Application ("NDA") for KERYDIN® (tavaborole) topical solution, 5% for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States on an exclusive basis and is responsible for the sales and marketing of KERYDIN. In September 2014, PharmaDerm launched KERYDIN in the United States.

        The Company received two upfront payments totaling $40.0 million pursuant to the Sandoz Agreement during the year ended December 31, 2014. The Company also received a payment of $25.0 million in January 2015 (the "Launch Payment").

        Under the Sandoz Agreement, the Company is entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN during the term of the agreement, except that in 2015 the Company will start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz and the Company effectively received its 50% share of such gross profits as a result of the $25.0 million Launch Payment received in January 2015. The gross profit sharing arrangement entitles the Company to cumulative minimum gross profit sharing payments of $45.0 million for 2016. The Company is not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement.

        Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical trials required by the FDA with respect to KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated,

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement: (i) for convenience upon 180 days' prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, or (ii) in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

        The Company evaluated the Sandoz Agreement under the accounting guidance for multiple-element arrangements and identified the following deliverables: the exclusive distribution rights for KERYDIN within the United States, providing KERYDIN finished product to Sandoz at cost, maintaining regulatory approvals and related filings, reporting safety-related information to the FDA, conducting any post-approval clinical trials required by the FDA and participating in the joint steering committee. The Company determined that these deliverables do not have stand-alone value, because each one of them has value only if the Company meets its obligation to provide Sandoz with KERYDIN finished product to sell, which the Company deems to be the predominant deliverable under the Sandoz Agreement. The Company also determined that the level of effort required of the Company to meet its obligations under the Sandoz Agreement is not expected to vary significantly over the life of the Sandoz Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. As of December 31, 2014, the Company has current and long-term deferred revenue related to such upfront payments of $3.1 million and $35.6 million, respectively. In addition, as of December 31, 2014, the Company recorded $1.1 million of other current liabilities related to advance payments for KERYDIN finished product. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company's manufacturing costs therefor (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company's contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company's contract manufacturer's facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company's gross profit sharing payments under the Sandoz Agreement are recorded in the same period as the related sales. The gross profit sharing payments are reported to the Company by Sandoz, which has, and is expected to continue, to provide the gross profit reporting in the same quarter as the related sales. The Launch Payment of $25.0 million was recorded as deferred revenue when received and will be recognized in 2015, in amounts equal to 50% of the quarterly gross profits reported to the Company by Sandoz for each quarter, with any remaining amount being recognized at the end of 2015. Should KERYDIN gross profits for 2015 exceed the first $50.0 million to be retained by Sandoz, the Company's 50% share of any excess 2015 gross profits will be recognized when reliably measurable and reported to the Company by Sandoz. The $45.0 million of cumulative minimum gross profit sharing payments for 2016 will be recognized as Sandoz reports quarterly gross profits to the Company, with any remaining amount recognized at the end of 2016. Should the Company's 50% share of KERYDIN gross profits for 2016 exceed $45.0 million, the Company's 50% share of any excess 2016 gross profits will be recognized when reliably measurable and reported to the Company by Sandoz.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

        Revenues recognized under the Sandoz Agreement were as follows (in thousands):

Year Ended December 31, 2014
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$1,416
Revenue from gross profit sharing	4,700
Revenue from product sales	1,434

Total distribution and commercialization agreement revenue	$7,550

Gates Foundation

        In April 2013, the Company entered into a research agreement with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, the research agreement was amended to add an additional parasitic disease target, cryptosporidiosis (as amended, the "Gates Research Agreement"). Under the Gates Research Agreement, the Gates Foundation will pay the Company up to $18.3 million over a three-year research term (the "Research Funding") to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company was also responsible for creating, during the first 18 months following execution of the Gates Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the "Library"). Now that the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the "Library Access Services") for the five-year period following the completion date.

        Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the "Advance Funds"). These Advance Funds are replenished by the Gates Foundation each quarter following the Company's submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the "Pre-Contract Reimbursements"). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $18.3 million of Research Funding.

        Under the terms of the Gates Research Agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, the Company would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Gates Research Agreement will continue in effect until the later of five years from the effective date or the expiration of the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

Company's specified obligation to provide access to the Library. Either party may terminate the Gates Research Agreement for the other party's uncured material breach of the Gates Research Agreement.

        In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the "Stock Proceeds"). We have disclosed the potential redemption amount of such potentially redeemable common stock on the consolidated balance sheets (see Note 10). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the "Letter Agreement") that, among other things, restricts the Company's use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its December 31, 2014 consolidated balance sheet, the Company classified $1.8 million of the Stock Proceeds as long-term restricted investments and $1.1 million of the Stock Proceeds plus the unspent portion of the Advance Funds, approximately $0.6 million, as short-term restricted investments.

        The Company evaluated the Gates Research Agreement under the accounting guidance for multiple-element arrangements and identified three deliverables: the research activities, the 5-year Library Access Services and the obligation to participate in the joint steering committee. Although participation in the joint steering committee has stand-alone value, it will be delivered as the research activities are performed and has a similar pattern of performance. Accordingly, the Company has combined this deliverable with the research activities deliverable as a single unit of accounting. The Company developed its best estimates of selling prices ("BESP") for each deliverable in order to allocate the arrangement consideration to the two units of accounting. The Company determined the BESP for the research activities based on factors such as estimated direct expenses and other costs involved in providing these services, the contractually agreed reimbursement rates for the services and the rates it has charged and the margins it has realized under its other contracts involving the provision of and reimbursement for research services. The Company determined the BESP for the Library Access Services based on the projected costs that would be incurred to have a third party store and distribute the library compounds and the estimated costs that would be incurred to provide the Library Access Services for the required 5-year period, plus a reasonable margin, and concluded that the BESP of such services is insignificant. As a result, the entire arrangement consideration was allocated to the research activities and joint steering committee combined unit of accounting. The Company will recognize revenue related to this unit of accounting on a proportional performance basis and the revenue that is recognized as future research services are performed will reduce the Advance Funds. The unspent portion of the Advance Funds will be recorded as deferred revenue in the Company's consolidated balance sheets.

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

Through December 31, 2014, the Company has recognized total revenue of $10.7 million under the Gates Research Agreement. As of December 31, 2014, the Company has deferred revenue of $0.6 million related to the unspent Advance Funds and $0.3 million related to the Pre-Contract Reimbursements.

        Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Contract revenue:
Amortization of Pre-Contract Reimbursements	$266	$191
Reimbursement for research costs	5,992	4,274

Total contract revenue	$6,258	$4,465

DTRA

        In October 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium led by the Company is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.6 million from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, the Company seeks to apply its knowledge of boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award was available to the consortium to fund $2.9 million of research reimbursements for the eleven month period through September 15, 2014, which included an increase of $0.1 million awarded for work performed in 2014, with an additional $5.0 million and $5.7 million becoming available subject to the exercise by DTRA of options to fund the research for subsequent twelve- and nineteen-month periods, respectively. In August 2014, DTRA exercised the first option to fund the $5.0 million twelve-month research extension.

        Revenues recognized under the DTRA research agreement were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Contract revenue:
Research and development funding	$3,364	$508

Total contract revenue	$3,364	$508

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

Lilly

        In August 2010, the Company entered into a research, license and commercialization agreement with Lilly (the "Lilly Agreement") to develop new products for a variety of animal health indications. The Company received an upfront payment of $3.5 million in September 2010, which it had been recognizing over the expected four-year research term on a straight-line basis. The Lilly Agreement allowed for termination by Lilly upon written notice, with certain additional payments to the Company and a notice period that had a duration dependent on whether the notice was delivered prior to or after the first regulatory approval of a product under the Lilly Agreement.

        In January 2014, Lilly notified the Company of the termination of the research term of the Lilly Agreement. The termination of the funding for the Lilly Agreement became effective 90 days after the Company's receipt of the termination notice and ended Lilly's obligation to make quarterly research payments. As a result of the termination notice, the Company revised the expected research term to end in April 2014, approximately five months earlier than estimated at the inception of the Lilly Agreement. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to the Company, remains in effect and Lilly retained its exclusive rights to the development of the remaining compound it licensed from the Company (as described further below).

        In 2011 and 2012, Lilly licensed two development compounds from the Company. In September 2013, Lilly notified the Company that it was ceasing further development of one of the two previously licensed compounds. Lilly is responsible for all further development and commercialization of the remaining compound. The Company is eligible to receive additional payments upon Lilly's achievement of specified development and regulatory events with respect to the remaining compound, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. The Company's royalty rights continue through the later of expiration of its patent rights or six years from the first commercial sale on a country-by-country basis. The Company has determined that none of these contingent payments are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this Lilly Agreement. As of December 31, 2014, the Company has no deferred revenue related to the upfront fee or research term funding.

        Revenues recognized under the Lilly Agreement were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contract revenue:
Amortization of upfront fee	$480	$962	$875
Milestone fee	—	—	1,000
Research funding	800	3,195	3,377

Total contract revenue	$1,280	$4,157	$5,252

GALVmed

        Effective in July 2014, the Company entered into a collaboration agreement (the "GALVmed Agreement") with the Global Alliance for Livestock Veterinary Medicines ("GALVmed") for the further development of certain drug candidates for the treatment and prevention of African

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

trypanosomiasis in cattle. These drug candidates were developed under earlier research agreements between the two parties. The GALVmed Agreement provides for up to $2.5 million of research funding to be paid to the Company in installments over a research period of 19 months, expected to end in March 2016. The research will be conducted in stages and, if and when GALVmed decides to commence research on each stage, it will pay the Company's budgeted research costs for such stage in advance. The Company records such advance payments as deferred revenue and recognizes the related research contracts revenue as it performs the research for each stage. In connection with the execution of the GALVmed Agreement, the Company was entitled to receive advance payments totaling $0.8 million for the first stages of research and recorded this amount as deferred revenue. As of December 31, 2014, the Company had current deferred revenue related to these advance payments of $0.2 million.

        Revenues recognized under the GALVmed Agreement and a previous agreement with GALVmed, entered into in 2014 were as follows (in thousands):

Year Ended December 31, 2014
Research contracts revenue:
Research funding	$677

Total research contracts revenue	$677

Wellcome Trust Limited

        In October 2014, the Company entered into a funding agreement (the "Wellcome Trust Agreement") with The Wellcome Trust Limited ("Wellcome Trust") and University of Georgia Research Foundation ("UGA"), pursuant to which the Wellcome Trust will fund a seeding discovery award that it granted to the Company and UGA for the development of novel, boron-containing small molecules for treatment of Chagas disease. The Wellcome Trust Agreement provides for up to $5.3 million of research funding to be paid to the Company, of which up to $1.4 million will be forwarded by the Company to UGA, based on the achievement of certain contractual events over a research period of 30 months, expected to end in April 2017. The Company and UGA are collaborating under the Wellcome Trust Agreement, but each is responsible for their separate research responsibilities. Upon execution of the Wellcome Trust Agreement, the Company was entitled to receive advance payments totaling $0.7 million for the first stages of research and recorded this amount as deferred revenue. As of December 31, 2014, the Company had deferred revenue related to these advance payments of $0.6 million.

        Revenues recognized under the Wellcome Trust Agreement were as follows (in thousands):

Year Ended December 31, 2014
Research contracts revenue:
Research funding	$127

Total research contracts revenue	$127

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

Medicines for Malaria Venture

        In March 2011, the Company entered into a three-year development agreement with Medicines for Malaria Venture ("MMV") to collaborate on the development of compounds for the treatment of malaria through human proof-of-concept studies. This development agreement was preceded by a 2010 research agreement between the two parties. In August 2011, the Company and MMV amended the development agreement to, among other things, specify that any advance payments in excess of the actual costs incurred by the Company for the research and development activities under the agreement are either refundable or creditable against future payments, at MMV's option.

        MMV awarded the Company $0.6 million for 2012 research funding. In March 2013, the Company received an advance payment of $0.3 million for 2013 research funding in connection with the extension of the previous research agreement with MMV through December 2013. The Company has recognized revenue from the advance payments as the research and development activities are performed.

        In January 2014, the research agreement was amended and extended through December 31, 2014. Under the amended agreement, MMV reimburses the Company quarterly in arrears for expenses incurred. As of December 31, 2014, the Company had no deferred revenue associated with its agreements with MMV.

        Revenues recognized under the MMV research and development agreement were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contract revenue:
Research and development funding	$394	$301	$595

Total contract revenue	$394	$301	$595

GSK

        In September 2011, the Company entered into a master amendment (the "GSK Master Amendment") to its 2007 research and development collaboration with GSK (together with the GSK Master Amendment, the "GSK Agreement") to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK's contract for government funding to support GSK's further development of AN3365 and provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase ("LeuRS"), as well as to add new programs for TB and malaria using the Company's boron chemistry platform. As a result of the GSK Master Amendment, the Company received a $5.0 million upfront payment in September 2011 and is eligible to receive additional milestone payments, bonus payments and research funding as described below, all of which, if earned, will be non-refundable and non-creditable. The Company is also eligible to receive royalties on future sales of resulting products. The GSK Master Amendment also terminated any research and development obligations that the Company had with respect to the original agreement.

        Under the terms of the GSK Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

had discontinued further development of AN3365; accordingly, all rights to the compound have reverted to the Company. If the Company chooses to further develop AN3365, it may be required to make certain milestone payments in an aggregate of up to $8.0 million to GSK if an NDA for AN3365 is approved by the FDA, and low single digit percentage royalty payments to GSK. The Company is currently considering its options for further development, if any, of this compound.

        The GSK Master Amendment added a new program for TB, pursuant to which GSK funded the Company's TB research activities up until candidate selection. Once TB compounds met specified candidate selection criteria, GSK had the option to license such compounds and, upon exercise of such option, would become responsible for all further development and commercialization of such compounds.

        GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. The selected compound is currently in preclinical development. The research period under the GSK Agreement has expired. The Company may receive contingent payments if certain regulatory events occur and/or if certain sales levels are achieved under the GSK Agreement, and may also receive royalties on sales of resulting products. As of December 31, 2014, the Company has no deferred revenue associated with the GSK collaboration.

        Revenues recognized under the GSK collaboration were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contract revenue:
Reimbursement for research and patent costs	$202	$1,482	$1,389

Total contract revenue	$202	$1,482	$1,389

Medicis

        In February 2011, the Company entered into a research and development option and license agreement with Medicis (the "Medicis Agreement") to discover and develop boron-based small molecule compounds directed against a target for the potential treatment of acne. The Company was primarily responsible during a defined research collaboration term for discovering and conducting early development of product candidates that utilize the Company's proprietary boron chemistry platform. Under the Medicis Agreement, the Company granted Medicis a non-exclusive, non-royalty bearing license to utilize a relevant portion of the Company's intellectual property, solely as and to the extent necessary, to enable Medicis to perform additional development work under the Medicis Agreement. Medicis also had an option to obtain an exclusive license for products resulting from this collaboration. Upon exercise of this option, Medicis would assume sole responsibility for further development and commercialization of the applicable product candidate on a worldwide basis. On November 28, 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement, and on December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. Medicis was acquired by Valeant Pharmaceuticals International, Inc. ("Valeant") in December 2012. On October 27, 2013, as part of a settlement agreement related to arbitration on another unrelated matter, Valeant and the Company agreed, among

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

other things, to settle the ongoing arbitration and litigation between the Company and Medicis. As part of the settlement agreement, the Medicis Agreement was terminated effective October 27, 2013 and all rights and intellectual property under the Medicis Agreement reverted back to the Company (see Note 14).

        Under the terms of the Medicis Agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011. The Company identified the deliverables within the arrangement as a license on the technology and ongoing research and development activities. The Company concluded that the license was not a separate unit of accounting as it did not have stand-alone value to Medicis. As a result, the Company was recognizing revenue from the upfront payment on a straight-line basis over a six-year research term. As of December 31, 2012, the Company had deferred revenue of $4.8 million related to the upfront fee.

        During 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the legal proceedings discussed above. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement in 2013 until the Company and Valeant entered into the settlement agreement on October 27, 2013, terminating the Medicis Agreement. At that time, the Company recognized the remaining upfront fee of $4.8 million as contract revenue.

        Revenues recognized under the Medicis Agreement related to the upfront payment were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contract revenue:
Amortization of upfront fee	$—	$4,792	$1,167

Total contract revenue	$—	$4,792	$1,167

10. Redeemable Common Stock and Stockholders' Equity

Potentially Redeemable Common Stock

        In connection with the Gates Research Agreement (see Note 9), the Company entered into the Purchase Agreement pursuant to which the Company issued 809,061 shares of its common stock to the Gates Foundation at a purchase price of $6.18 per share in April 2013. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. On June 28, 2013, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which became effective on July 11, 2013, to register the resale of the 809,061 shares of common stock. In the event of certain uncured material breaches by the Company under the Gates Research Agreement (the "Triggering Events"), the Company may be obligated, among other remedies, to redeem for cash the Company's common stock purchased by the Gates Foundation in connection with the Gates Research Agreement or facilitate the purchase of such common stock by a third party. The redemption price per share would be the fair value per share of the Company's common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. In connection with both the Gates

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

Research Agreement and the Purchase Agreement, the Company and the Gates Foundation also entered into the Letter Agreement that, among other things, places certain restrictions on the use of both the Research Funding and the Stock Proceeds (see Note 9, Gates Foundation).

        The Company concluded that certain of the Triggering Events are not solely within the control of the Company and, accordingly, has classified the redeemable common stock issued to the Gates Foundation outside of permanent equity in temporary equity. The 809,061 shares of common stock issued were recorded as common stock issued to the Gates Foundation at an initial carrying amount equal to the net proceeds of approximately $5.0 million, which approximates their issuance date fair value.

        The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of December 31, 2014. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period. The potential redemption amounts as of December 31, 2014 and 2013 were $26.1 million and $13.6 million, respectively, based on the closing price of the Company's common stock at those dates.

Shelf Registration Statements

        In December 2012, the Company filed a shelf registration statement on Form S-3 with the SEC (the "2012 Shelf Registration Statement") with respect to the sale by the Company, from time to time, up to $75.0 million of common stock, preferred stock, debt securities and warrants. The 2012 Shelf Registration Statement was declared effective by the SEC in December 2012. In August 2013, the Company filed an additional shelf registration statement on Form S-3 with the SEC (the "2013 Shelf Registration Statement") with respect to the sale by the Company, from time to time, up to $50.0 million of common stock, preferred stock, debt securities and warrants. The 2013 Shelf Registration Statement was declared effective by the SEC in September 2013.

Preferred Stock

        The Company has 10,000,000 shares of preferred stock authorized for issuance. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

Common Stock Offerings

        In February 2012, the Company issued and sold 3,250,000 shares of the Company's common stock in a registered public offering pursuant to an underwriting agreement with Canaccord Genuity Inc. ("Canaccord"). The price to the public in this offering was $6.60 per share for gross proceeds of approximately $21.5 million, and Canaccord purchased the shares from the Company at a price of $6.25 per share. The net proceeds to the Company from this offering were approximately $19.9 million, after deducting the underwriting discount of $1.1 million and other offering costs of $0.4 million.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

        In October 2012, the Company issued and sold 4,000,000 shares of the Company's common stock in a registered public offering pursuant to an underwriting agreement with Cowen and Company, LLC ("Cowen"). The price to the public in this offering was $6.00 per share for gross proceeds of $24.0 million, and Cowen purchased the shares from the Company at a price of $5.76 per share. The net proceeds to the Company from this offering were approximately $22.6 million, after deducting the underwriting discount of $1.0 million and other offering costs of $0.4 million.

        In January 2013, the Company entered into an equity distribution agreement (the "Wedbush Agreement") with Wedbush Securities Inc. ("Wedbush") with respect to the offer and sale by the Company, from time to time, of up to $25.0 million of the Company's common stock through Wedbush for resale in ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and Wedbush. Wedbush was entitled to a commission, or a discount, as the case may be, equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 was incurred through December 31, 2013. During 2013, the Company sold 401,500 shares of the Company's common stock under the Wedbush Agreement for net proceeds to the Company of approximately $1.3 million, after deducting underwriting commissions and other offering costs, including aggregate commissions to Wedbush for such sales of approximately $27,000. In October 2014, the Company terminated the Wedbush Agreement. No shares were sold under the Wedbush Agreement during the year ended December 31, 2014.

        In May 2013, the Company issued and sold 3,599,373 shares of the Company's common stock, including 469,483 shares issued pursuant to the exercise of an overallotment option, in a registered public offering pursuant to an underwriting agreement with Cowen, as representative of the several underwriters (the "Underwriters"). The price to the public in this offering was $6.39 per share, and the Underwriters purchased the shares from the Company at a price of $6.0066 per share. The net proceeds to the Company from this offering, including the exercise of the overallotment option by the Underwriters, were approximately $21.3 million, after deducting the underwriting discount of $1.4 million and other offering expenses of $0.3 million.

2010 Equity Incentive Plan

        In November 2010, the Company's board of directors adopted the Company's 2010 Equity Incentive Plan (as amended and approved by the Company's stockholders, the "2010 Plan"). The number of shares of common stock available for issuance under the 2010 Plan automatically increases on January 1st of each year until (and including) January 1, 2021 by an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year (or such lesser amount as may be determined by the Company's board of directors). On January 1, 2015, 2014 and 2013, automatic increases of 1,730,952 shares, 1,661,769 shares and 1,423,625 shares, respectively, were added to the 2010 Plan. The 2010 Plan provides for the issuance of common stock of the Company upon the exercise of stock options and the vesting of restricted stock units. The number of shares reserved for future issuance upon the exercise of stock options and vesting of restricted stock units outstanding under the 2010 Plan as of December 31, 2014 is 4,499,806 shares. In addition, as of December 31, 2014, the Company had 879,416 shares of common stock available for future grants under the 2010 Plan.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

        The 2010 Plan provides for the grant of awards to employees, directors and consultants in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. Incentive stock options may be granted to employees and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than 100% of the fair market value of the common stock on the grant date as determined by the board of directors. Incentive stock options may only be granted for ten years from the date the 2010 Plan was adopted by the board of directors. Time-based vesting stock options granted to employees vest as determined by the board of directors, typically with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter, but may be granted with different vesting terms. Options granted under the 2010 Plan expire no later than ten years after the date of grant. Time-based vesting restricted stock units granted to employees vest as determined by the board of directors, typically with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date, but may be granted with different vesting terms. Market-based vesting performance stock options and restricted stock units granted to employees vest as determined by the board of directors, typically with the shares subject to the award vesting based on the appreciation of the Company's common stock, but may be granted with different vesting terms.

2010 Employee Stock Purchase Plan

        In November 2010, the Company's board of directors adopted the 2010 Employee Stock Purchase Plan (as approved by the Company's stockholders, the "ESPP"). The number of shares of common stock available for issuance under the ESPP automatically increases on January 1st of each year until (and including) January 1, 2021 by the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year and (ii) 80,000 shares (or such lesser amount as may be determined by the Company's board of directors). On each of January 1, 2015, 2014 and 2013, automatic increases of 80,000 shares were added to the ESPP. The ESPP permits eligible employees to purchase common stock at a discount by contributing, normally through payroll deductions, up to 10% of their base compensation during defined offering periods, except that no participant may (i) purchase shares under the ESPP with an aggregate fair market value (determined as of the first date of an offering period) in excess of $25,000 in any calendar year or (ii) purchase more than 1,000 shares on any single purchase date. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the first date of an offering period or 85% of the fair value of the common stock on the date of purchase. Through December 31, 2014, the Company has issued 325,573 shares of the Company's common stock through purchases under the ESPP, which includes 88,719 shares of common stock issued during the year ended December 31, 2014. As of December 31, 2014, there were 164,427 shares available for future issuance under the ESPP.

2001 Equity Incentive Plan

        In December 2001, the Company's board of directors and stockholders adopted the Company's 2001 Equity Incentive Plan (the "2001 Plan"). In connection with the Company's initial public offering (the "IPO"), the Company's board of directors determined not to grant any additional awards under the 2001 Plan. Any shares remaining available for issuance under the 2001 Plan as of the IPO became available for issuance under the 2010 Plan. All outstanding stock awards granted under the 2001 Plan

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

remain subject to the terms of the 2001 Plan; however, shares underlying awards that expire, terminate or are forfeited prior to exercise or settlement of such shares become available for issuance under the 2010 Plan. As of December 31, 2014, there were 608,853 shares of common stock reserved for future issuance upon the exercise of outstanding options granted under the 2001 Plan.

        Options granted under the 2001 Plan expire no later than ten years after the date of grant. The 2001 Plan provides for the new issuance of common stock of the Company upon the exercise of stock options.

Stock Option Activity

        The following table summarizes stock option activity:

	Outstanding Options Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2011	2,991,674	$5.81	7.6	$3,156
Options granted	1,160,516	$5.54
Options exercised	(49,917)	$1.00		$211
Options canceled	(190,091)	$6.56

Balance as of December 31, 2012	3,912,182	$5.75	7.3	$2,045
Options granted	1,559,770	$7.42
Options exercised	(686,302)	$3.45		$7,037
Options canceled	(291,738)	$6.40

Balance as of December 31, 2013	4,493,912	$6.64	7.6	$45,575
Options granted	1,927,296	$18.50
Options exercised	(1,362,418)	$6.90		$7,037
Options forfeited	(341,131)	$12.81
Options expired	(6,000)	$5.76

Balance as of December 31, 2014	4,711,659	$10.97	7.5	$100,311

As of December 31, 2014:
Options vested and expected to vest	4,567,019	$10.79	7.4	$98,059
Exercisable	2,423,346	$7.50	6.2	$59,973

        The aggregate intrinsic value of options outstanding as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the Company's common stock closing price for the 4,662,159 options that had exercise prices that were lower than the closing stock price of $32.25 on December 31, 2014. The weighted-average fair values of options granted to employees and the Company's nonemployee directors for the years ended December 31, 2014, 2013 and 2012 were $13.84, $5.20 and $3.65 per share, respectively.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

        Stock options by exercise price as of December 31, 2014 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.60 - $5.59	931,102	6.6	$5.18	747,426	$5.12
$5.65 - $6.92	604,624	6.1	$6.84	565,837	$6.87
$6.96	898,554	8.3	$6.96	415,302	$6.96
$7.08 - $15.30	843,870	6.3	$10.18	556,936	$8.35
$16.40 - $17.75	790,841	9.2	$17.21	18,486	$17.03
$18.27 - $33.38	642,668	8.4	$22.22	119,359	$21.90

	4,711,659	7.5	$10.97	2,423,346	$7.50

Time-Based Vesting Stock Options and ESPP Stock Purchase Rights Granted to Employees

        The Company estimates the fair value of time-based vesting stock options granted on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards. Since the Company has been a public company for only slightly more than four years, sufficient relevant historical data does not yet exist to support the volatility of the Company's common stock prices or the expected term of its time-based vesting stock options. Therefore, the Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to determine a reasonable estimate of its expected volatility. In addition, the Company has opted to use the simplified method for estimating the expected term of time-based vesting stock options granted to employees.

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

        The fair values (estimated at the date of grant) for time-based vesting stock options granted to employees and the Company's nonemployee directors and the fair value of ESPP stock purchase rights

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

granted in the years ended December 31, 2014, 2013 and 2012 were estimated using the Black- Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2014		2013		2012
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	93% - 95%	61% - 75%	78% - 84%	51% - 87%	75% - 81%	68% - 82%
Weighted-average expected life (in years)	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.5 - 2.0
Risk-free interest rate	1.5% - 2.0%	0.1% - 0.5%	0.9% - 1.9%	0.1% - 0.4%	0.7% - 1.3%	0.1% - 0.2%

        Based on the above assumptions used in the Black-Scholes valuation model for the ESPP, the weighted-average estimated fair values of employee stock purchase rights granted under the ESPP for the years ended December 31, 2014, 2013 and 2012 were $7.47, $2.00 and $2.68, respectively.

Stock Options Granted to Nonemployee Advisors

        During 2014, 2013 and 2012, the Company granted to nonemployee advisors 30,328, 27,000 and 59,975 options, respectively, to purchase the Company's common stock. Grants to nonemployee advisors do not include grants made to the Company's nonemployee directors for their board-related services. Stock-based compensation expense related to stock options granted to nonemployee advisors is recognized as the stock options vest. The stock-based compensation expense related to nonemployee advisors will fluctuate as the fair value of the Company's common stock fluctuates. The Company believes that the fair values of the stock options are more reliably measurable than the fair values of the services received. The fair values of nonemployee advisor options granted for the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes valuation model with the following weighted-average assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date; risk-free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and an average volatility ranging from 72% to 97%. The Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to estimate volatility.

Restricted Stock Units, Performance Restricted Stock Units and Performance Stock Options

        During the year ended December 31, 2014, the Company began issuing time-based vesting restricted stock units ("RSUs"), market-based vesting performance restricted stock units ("PRSUs") and market-based vesting performance stock options ("PSOs"). RSU, PRSU and PSO grants cannot be transferred, are subject to accelerated vesting in the event of certain terminations in connection with a change of control and, until they vest, are subject to forfeiture if the grantee's service with the Company terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, the Company issues to the grantee one share of common stock for each such RSU or PRSU. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based vesting PRSU and PSO grants. Time-based vesting RSUs are valued at the closing price of the Company's common stock on the date of grant. The RSUs granted during the year ended

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

December 31, 2014 will vest in equal tranches on the first four anniversaries of the applicable vesting commencement dates, subject to the grantee's continued service with the Company. The PSOs and PRSUs granted during the year ended December 31, 2014 vested in full in the fourth quarter of 2014 based on the satisfaction of the relevant vesting condition, namely the volume-weighted average price for the Company's common stock exceeding $30 per share for 30 consecutive trading days. If such vesting condition had not been met prior to March 21, 2018, such PRSU and PSO grants would have expired.

        The weighted-average fair values for PSOs and PRSUs granted during the year ended December 31, 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Year Ended December 31, 2014
	PSOs	PRSUs
Number of PSOs or PRSUs granted	100,000	50,000
Exercise price	$21.21	N/A
Risk-free interest rate	1.32%	1.32%
Volatility	60.20%	60.20%
Dividends	—	—
Weighted-average fair value per share of PSOs or PRSUs granted	$9.82	$17.87

        The Company recognized the stock-based compensation expense for these PSOs and PRSUs over the expected lives of the awards during the year ended December 31, 2014.

        The following table summarizes RSU and PRSU activity for the year ended December 31, 2014:

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2013	—	—	—	—
Granted	397,000	$20.61	50,000	$17.87
Vested	—	—	50,000	$17.87
Canceled	—	—	—	—

Balance as of December 31, 2014	397,000	$20.61	—	—

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

Stock-Based Compensation Expense

        The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014(1)(2)	2013	2012
Cost of goods sold	$44	$—	$—
Research and development	5,167	2,770	1,973
Selling, general and administrative	9,813	1,963	1,629

Total	$15,024	$4,733	$3,602

(1)
$0.1 million of stock-based compensation expense was capitalized into inventory.

(2)
Includes $3.0 million of expense relating to the modification of options held by the Company's prior chief executive officer upon his resignation. See discussion of Stock Option Modification below.

        Employee stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As of December 31, 2014, the Company had $25.3 million and $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options (and RSUs) and outstanding ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.9 years and 0.5 years, respectively.

Stock Option Modification

        In connection with the resignation of the Company's former chief executive officer in March 2014, the Company's board of directors approved an additional 18 months of vesting for his unvested stock options (223,542 stock options). These stock options would have otherwise expired upon termination. The Company's board of directors also approved the extension of the post-termination period for the exercise of his vested stock options from three months to six months. As a result of these modifications, during the year ended December 31, 2014, the Company recorded a one-time stock-based compensation expense of $3.0 million for the incremental value of the stock options vested and the extension of the post-termination exercise period.

11. Common Stock Warrants

        In connection with its debt financings prior to the IPO, the Company issued warrants to purchase convertible preferred stock, which automatically converted into common stock warrants in connection with the closing of the IPO. The Company also issued common stock warrants in connection with certain debt financings completed after the IPO, including the Hercules Warrants and the Oxford/Horizon Warrants (see Note 7). The Company did not issue any warrants in the year ended December 31, 2014. During the year ended December 31, 2014, 350,859 warrants (including the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Common Stock Warrants (Continued)

Oxford/Horizon Warrants) with exercise prices per share ranging from $6.18 to $8.65 were net exercised, resulting in the issuance of 228,433 shares of the Company's common stock.

        As of December 31, 2014, the following common stock warrant was issued and outstanding:

Warrant	Shares Subject to Warrant	Exercise Price per Share	Expiration
Warrant	40,623	$16.936	January 2017

12. 401(k) Plan

        The Company sponsors a 401(k) Plan to which eligible employees may elect to contribute, on a pretax basis, subject to certain limitations. The Company did not match any employee contributions through December 31, 2014.

13. Income Taxes

        The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31
	2014	2013	2012
Current
Federal	$—	$1,706	$—
State	—	—	—
Deferred
Federal	(10,212)	—	—
State	(46)	—	—

	$(10,258)	$1,706	$—

        The Company's issuance of the Convertible Senior Notes and the requirement for the Company to separately account for the liability (debt) and equity (conversion option) components of the Convertible Senior Notes (see Note 7) resulted in a difference between the carrying amount and the tax basis of the Convertible Senior Notes. This temporary difference resulted in the Company recognizing a deferred tax liability for the temporary difference between the carrying value and the tax basis of the Convertible Senior Notes, which was recorded as an adjustment to additional paid in capital of $10.3 million. The deferred tax liability represents a source of future taxable income pursuant to ASC 740, "Income Taxes," which affected the Company's judgment about the realizability of its deferred tax assets. Accordingly, the Company reversed a portion of its pre-existing valuation allowance in an amount equal to the $10.3 million deferred tax liability that it recognized in connection with the issuance of the Convertible Senior Notes. The benefit from income taxes for the year ended December 31, 2014 resulted solely from this reduction in the Company's valuation allowance. The provision for income taxes for the year ended December 31, 2013 resulted solely from Federal alternative minimum taxes on the portion of the Company's 2013 alternative minimum taxable income that could not be offset by prior years' alternative minimum tax loss carryforwards. The Company had

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

alternative minimum taxable income in 2013 primarily as a result of the income from the settlement with Valeant.

        A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31
	2014	2013	2012
Income tax computed at federal statutory tax rate	34%	34.0%	34.0%
State taxes, net of federal benefit	—	(0.7)	4.6
Stock-based compensation	(0.7)	0.3	(1.0)
Research and development credits	2.1	(1.1)	—
Change in valuation allowance	(24.4)	(28.9)	(37.7)
Other	(0.5)	(1.6)	0.1

	10.5%	2.0%	0.0%

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

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes were as follows (in thousands):

	December 31
	2014	2013
Deferred tax assets:
Federal and state net operating losses	$74,539	$46,889
Federal and state research and development credit carryforwards	12,619	10,058
Federal alternative minimum tax credit carryforward	1,706	1,706
Deferred revenues	227	172
Stock-based compensation	4,222	3,534
Other	5,365	2,126

Total deferred tax assets	98,678	64,485
Valuation allowance	(88,251)	(64,485)

Net deferred tax assets	$10,427	$—

Deferred tax liabilities:
Convertible Senior Notes	$10,427	$—

Net deferred tax assets	$—	$—

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        With the exception of 2013, which was positively impacted by a significant amount of non-recurring income from the Company's settlement with Valeant, the Company has incurred tax losses in every year since its inception. Realization of net deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount (if any) of which are uncertain. Accordingly, the deferred assets have been fully offset by a valuation allowance as of December 31, 2013 and were fully offset by a valuation allowance as of December 31, 2014, except to the extent of the future taxable income that the Company expects to generate from the future reversal of the deferred tax liability recognized in connection with the issuance of the Convertible Senior Notes. The increase (decrease) in the valuation allowance on the deferred tax assets was $23.8 million, $(25.0) million and $21.1 million for 2014, 2013 and 2012, respectively.

        As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $201.4 million and $186.8 million, respectively. These federal and state carryforwards will begin to expire in the years 2021 and 2015, respectively. The federal and state net operating loss carryforwards include approximately $14.2 million and $0.6 million, respectively, related to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. The Company also had federal research and development tax credit carryforwards of approximately $11.6 million, which expire beginning in 2024 if not utilized. In addition, state research and development tax credit carryforwards of approximately $6.3 million will carry over indefinitely.

        Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating loss carryforwards after an ownership change (generally, a greater than 50% change in ownership). Typically, after a control change, a company cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these changes in ownership provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2014. The computed Section 382 Limitation that resulted from the 2010 ownership change is not expected to prevent the Company from utilizing its net operating losses prior to their expiration if the Company can generate sufficient taxable income to do so in the future.

        As of December 31, 2014 and 2013, the Company had approximately $3.6 million and $2.9 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The activity related to unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at the beginning of the year	$2,870	$2,160
Additions based on tax positions related to current year	700	367
Additions for tax positions of prior years	11	343
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at the end of the year	$3,581	$2,870

        If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2014, there has been no interest expense or penalties related to unrecognized tax benefits. The tax years 2001 through 2013 remain open to examination by one or more major taxing jurisdictions to which the Company is subject. There are no income tax examinations currently in progress.

14. Litigation Settlement Gain

        On October 24, 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. ("DPS"), seeking to commence arbitration before JAMS of a breach of contract dispute under a master services agreement dated March 26, 2004 between the Company and DPS related to certain development services provided by DPS in connection with the Company's efforts to develop its topical antifungal product candidate for the treatment of onychomycosis. The Company's assertions included breach of contract, breach of implied covenant of good faith and fair dealing, misappropriation of trade secrets and unfair competition. The Company was seeking injunctive relief and damages of at least $215.0 million. The final hearing was held in September 2013 and, on October 17, 2013, the arbitrator issued an Interim Final Award in favor of the Company for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees.

        On November 28, 2012, the Company filed an arbitration demand before JAMS alleging breach of contract by Medicis under the Medicis Agreement and seeking damages in the form of payment for the achievement of certain preclinical milestones under that agreement. On December 11, 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction in the Delaware Court of Chancery seeking to enjoin the Company from prosecuting its claims through arbitration and to require the Company to continue to use diligent efforts to conduct research and development under the Medicis Agreement. Medicis was acquired by Valeant in December 2012.

        On October 27, 2013, the Company, Valeant and DPS entered into a settlement agreement pursuant to which Valeant agreed to pay the Company $142.5 million to settle all existing and future claims, including damages awarded in the October 17, 2013 arbitration ruling, and all other disputes between the Company, Valeant and DPS related to the Company's intellectual property, confidential information and contractual rights. Under the settlement agreement, the Company agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. In addition, the settlement agreement provided that both the Company and

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Litigation Settlement Gain (Continued)

Valeant would withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, that the Medicis Agreement is terminated effective October 27, 2013 and that all rights and intellectual property under the Medicis Agreement revert back to the Company (see Note 9). Valeant made the $142.5 million payment to the Company on November 7, 2013.

        The Company evaluated the settlement agreement under the accounting guidance for multiple-element arrangements and identified the following key elements within the settlement agreement: the JAMS arbitrator's interim final award in favor of the Company for $100.0 million in damages related to the parties' dispute under the master services agreement with DPS, the Company's costs for the arbitration in the amount of $8.1 million, plus the irrevocable, non-exclusive, worldwide license to all the Company's patents that contain claims covering efinaconazole together with the Company's covenant not to pursue certain legal proceedings related to matters involving certain contracts with DPS or Valeant's patents covering efinaconazole amounting to the remaining $34.4 million. The settlement amount of $142.5 million was allocated to these elements.

        The Company also identified other elements of the settlement but concluded that they did not have any value.

        None of the key elements identified above were deemed to be part of the Company's central operations. While the Company does enter into licensing and collaboration agreements, the initial arbitration award, including the award for the Company's arbitration costs, was to compensate the Company for damages it sustained and expenses it incurred due to DPS' misuse of the Company's trade secrets; it was not compensation to the Company for selling its services and/or licensing its know-how and IP as part of its major central operations. Although the Company typically grants licenses to its trade secrets and IP in conjunction with research and development collaboration agreements, the licenses granted to Valeant would not fall into this category as they were not granted in connection with an ongoing collaboration with a customer with whom the Company intended to jointly pursue specified research and development objectives and were, therefore, not deemed to be part of the Company's central operations. Accordingly, the entire settlement amount was recorded in other operating income during the year ended December 31, 2013.

15. Trademark Agreement

        In September 2014, the Company entered into a coexistence and release agreement relating to the Company's KERYDIN trademark ("the Trademark Agreement"). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in the case of the Company. In connection with the Trademark Agreement, the Company paid $6.8 million to an unaffiliated third party and such third party granted the Company, Sandoz and, among others, their respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

Selected Quarterly Data:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$4,158	$2,931	$3,955	$9,642
Net loss	(21,172)	(24,508)	(31,342)	(10,124)
Basic and diluted net loss per share	(0.51)	(0.58)	(0.74)	(0.24)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$1,708	$3,424	$3,611	$8,485
Net income (loss)	(15,078)	(14,096)	(16,809)	130,748
Basic net income (loss) per share	(0.42)	(0.36)	(0.41)	3.19
Diluted net income (loss) per share	(0.42)	(0.36)	(0.41)	3.01

        Net income (loss) per share amounts for the 2014 and 2013 quarters and full years have been computed separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted average shares outstanding during each quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (framework 2013) (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management's assessment with our Audit Committee. The Company's independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited Anacor Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). Anacor Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Anacor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Anacor Pharmaceuticals, Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 16, 2015

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is available on our website at http://www.anacor.com in the Investors section under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://www.anacor.com in the Investors section under "Corporate Governance." The information found on our internet website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

        The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements
See Index to Consolidated Financial Statements under Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
2.	Financial Statement Schedules

Financial statement schedules have been omitted from this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.
3.	Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOR PHARMACEUTICALS, INC.
Date: March 16, 2015	By:	/s/ PAUL L. BERNS
		Name:	Paul L. Berns
		Title:	Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul L. Berns and Geoffrey M. Parker, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing required or necessary to be done in and about the premises, as fully and to all intents and purposes as the undersigned could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

Signature	Title

/s/ PAUL L. BERNS Paul L. Berns	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDERS D. HOVE, M.D. Anders D. Hove, M.D.	Director
/s/ KEITH R. LEONARD, JR. Keith R. Leonard, Jr.	Director

Signature	Title

/s/ MARK LESCHLY Mark Leschly	Director
/s/ WILLIAM J. RIEFLIN William J. Rieflin	Director
/s/ LUCY SHAPIRO, PH.D. Lucy Shapiro, Ph.D.	Director
/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director

Exhibit Index

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation	Form 8-K	3.1	December 6, 2010

3.2		Amended and Restated Bylaws	Form S-1/A(1)	3.5	November 3, 2010

4.1		Form of Common Stock Certificate	Form S-1/A(1)	4.2	November 3, 2010

4.2		Amended and Restated Investors' Rights Agreement, dated as of December 24, 2008, among the Registrant and certain of its security holders, and Amendment No. 1 thereto, dated as of July 22, 2010	Form S-1(1)	4.3	September 10, 2010

4.3		Amendment No. 2 to Amended and Restated Investors' Rights Agreement, dated as of March 18, 2011, among the Registrant and certain of its security holders	Form 8-K	4.5	March 21, 2011

4.4		Registration Rights Agreement, dated as of November 23, 2010, among the Registrant and certain of its security holders	Form 10-K	4.8	March 29, 2011

4.5		Common Stock Purchase Agreement, dated as of April 5, 2013, between the Registrant and The Bill & Melinda Gates Foundation	Form 8-K	4.1	April 8, 2013

4.6		Indenture, dated as of October 16, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee	Form 8-K	4.1	October 16, 2014

4.7		Registration Rights Agreement, dated as of October 16, 2014, by and among the Registrant and certain of its security holders	Form 8-K	4.3	October 16, 2014

4.8	*	Common Stock Purchase Warrant issued December 1, 2014 to OTA LLC (replaces Series E Preferred Stock Purchase Warrant issued January 1, 2010 to Lighthouse Capital Partners V, L.P.)

10.1	#	Form of Indemnification Agreement for directors and officers of the Registrant	Form S-1/A(1)	10.1	November 12, 2010

10.2	#	Anacor Pharmaceuticals, Inc. 2001 Equity Incentive Plan, as amended, and forms of agreement thereunder	Form S-1(1)	10.2	September 10, 2010

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.3	#	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended	Form 8-K	10.3	May 26, 2011

10.4	#	Anacor Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan	Form S-1/A(1)	10.4	November 3, 2010

10.5	#	Anacor Pharmaceuticals, Inc. Employee Bonus Plan	Form S-1(1)	10.5	September 10, 2010

10.6	#	Form of Stock Option Grant Notice and Award Agreement	Form S-1/A(1)	10.3	November 3, 2010

10.7	#	Letter Agreement, dated October 21, 2003, between the Registrant and Jacob J. Plattner, Ph.D.	Form S-1(1)	10.8	September 10, 2010

10.8	#	Letter Agreement, dated September 10, 2010, between the Registrant and Geoffrey M. Parker	Form S-1/A(1)	10.15	October 13, 2010

10.9		Advisory Board Agreement, effective October 1, 2005, between the Registrant and Lucy Shapiro, Ph.D., Amendment 1 thereto, effective October 1, 2007, and Amendment 2 thereto, effective January 1, 2010	Form S-1(1)	10.18	September 10, 2010

10.10		Amendment 3 to Advisory Board Agreement, effective January 1, 2012, between the Registrant and Lucy Shapiro, Ph.D.	Form 10-K	10.12(ii)	March 15, 2012

10.11	*	Amendment 4 to Advisory Board Agreement, effective January 1, 2014, between the Registrant and Lucy Shapiro, Ph.D.

10.12	#	Form of Change of Control and Severance Agreement for Executive Vice Presidents and Senior Vice Presidents of the Registrant, and amendment thereto	Form S-1(1)	10.19	September 10, 2010

10.13		Change of Control Agreement, effective October 25, 2006, between the Registrant and Lucy Shapiro, Ph.D.	Form S-1(1)	10.22	September 10, 2010

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.14		Lease, dated as of October 16, 2002, between the Registrant and Balzer Family Investments, L.P. (formerly HDP Associates, LLC), First Amendment thereto, dated as of January 21, 2003, Second Amendment thereto, dated as of August 1, 2005, Third Amendment thereto, dated as of September 23, 2008, and Fourth Amendment thereto, dated as of March 31, 2009	Form S-1/A(1)	10.26	October 13, 2010

10.15		Fifth Amendment to the Lease, dated as of October 4, 2011, between the Registrant and Balzer Family Investments, L.P.	Form 10-Q	10.15(i)	November 14, 2011

10.16		Sixth Amendment to the Lease, dated as of January 8, 2015, between the Registrant and Balzer Family Investments, L.P.	Form 8-K	10.1	January 12, 2015

10.17		Lease, dated October 5, 2007, between the Registrant and California Pacific Commercial Corporation	Form S-1(1)	10.26	September 10, 2010

10.18		First Amendment to Lease, dated as of May 15, 2013, between the Registrant and California Pacific Commercial Corporation	Form 10-Q	10.20(ii)	August 9, 2013

10.19	+	Research and Development Collaboration, Option and License Agreement, dated as of October 5, 2007, between the Registrant and GlaxoSmithKline, LLC (formerly SmithKline Beecham Corporation), Amendment No. 1 thereto, dated as of December 15, 2008, Amendment No. 2 thereto, dated as of May 20, 2009, and Amendment No. 3 thereto, dated as of July 21, 2009	Form S-1/A(1)	10.29	October 26, 2010

10.20	+	Master Amendment to Research and Development Collaboration, Option and License Agreement, dated as of September 2, 2011, between the Registrant and GlaxoSmithKline, LLC	Form 10-Q	10.25(i)	November 14, 2011

10.21	+	Collaborative Research, License & Commercialization Agreement, effective August 25, 2010, between the Registrant and Eli Lilly and Company	Form S-1/A(1)	10.30	October 26, 2010

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.22	+	Amendment No. 1 to Collaborative Research, License and Commercialization Agreement, dated as of October 25, 2012, between the Registrant and Eli Lilly and Company	Form 10-Q	10.23(ii)	August 9, 2013

10.23	#	Letter Agreement, dated November 30, 2007, between the Registrant and Lee T. Zane, M.D.	Form S-1(1)	10.12	September 10, 2010

10.24	#	Letter Agreement, dated December 14, 2007, between the Registrant and Sanjay Chanda, Ph.D.	Form 10-K	10.29	March 18, 2013

10.25	+	Research Agreement, dated as of April 5, 2013, between the Registrant and the Bill & Melinda Gates Foundation	Form 10-Q	10.30	August 9, 2013

10.26	+	Loan and Security Agreement, dated as of June 7, 2013, among the Registrant, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.	Form 10-Q	10.31	August 9, 2013

10.27		First Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Registrant, Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.	Form 10-K	10.31(ii)	March 17, 2014

10.28	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K	10.32	February 10, 2014

10.29	+	Settlement Agreement, effective October 27, 2013, between the Registrant, Valeant Pharmaceuticals International, Inc. and Dow Pharmaceutical Sciences, Inc.	Form 10-K	10.33	March 17, 2014

10.30	+	Award/Contract, effective October 16, 2013, between the Registrant and Defense Threat Reduction Agency	Form 10-K	10.34(i)	March 17, 2014

10.31		Amendment of Solicitation/Modification of Contract, effective November 8, 2013, between the Registrant and Defense Threat Reduction Agency	Form 10-K	10.34(ii)	March 17, 2014

10.32	#	Letter Agreement, dated March 18, 2014, between the Registrant and Paul L. Berns	Form 10-Q	10.35	May 12, 2014

10.33	#	Letter Agreement, dated March 18, 2014, between the Registrant and David P. Perry	Form 10-Q	10.36	May 12, 2014

Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.34	+	Manufacturing Agreement, dated as of April 18, 2014, between the Registrant and DPT Laboratories, Ltd.	Form 10-Q	10.37	August 11, 2014

10.35	+	Distribution and Commercialization Agreement, dated as of July 18, 2014, between the Registrant and Sandoz Inc.	Form 10-Q	10.38	November 7, 2014

10.36	+	Manufacturing Agreement, dated as of September 30, 2014, between the Registrant and Hovione FarmaCiencia SA	Form 10-Q	10.39	November 7, 2014

10.37	*#	Form of Employee Time-Vesting Stock Option Grant Notice and Award Agreement

10.38	*#	Form of Employee Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement

10.39	*#	Form of Employee Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	*(2)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
101	*	The following materials from Anacor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements

*
Filed herewith.

+
Confidential treatment has been received with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission ("SEC").

#
Indicates a management contract or compensatory plan or arrangement.

†
Unless otherwise specified, the Commission File No. is 001-34973.

(1)
Registration Statement on Form S-1 filed by the Registrant, Registration No. 333-169322.

(2)
This certification "accompanies" the Annual Report on Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.