Form 10-Q
period 2015-03-31
Anacor Pharmaceuticals, Inc.
filed 2015-05-08
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, there were 43,753,196 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2015	2014 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,060	$15,991
Short-term investments	152,798	130,012
Restricted investments, short-term	548	1,723
Contract receivables	3,255	5,708
Inventory	2,302	2,518
Prepaid expenses and other current assets	5,314	4,618
Total current assets	186,277	160,570
Long-term investments	22,373	41,905
Restricted investments, long-term	1,791	2,004
Property and equipment, net	1,590	1,642
Other assets	2,857	2,926
Total assets	$214,888	$209,047

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,655	$4,520
Accrued liabilities	16,249	17,087
Deferred revenue	19,518	4,634
Other current liabilities	1,269	2,412
Total current liabilities	40,691	28,653
Convertible senior notes, net	60,808	59,969
Deferred revenue, less current portion	35,028	35,740
Other liabilities	818	901

Commitments and contingencies

Redeemable common stock: redemption amount of $46,804 and $26,092 as of March 31, 2015 and December 31, 2014, respectively	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	43	42
Additional paid-in capital	303,086	296,527
Accumulated other comprehensive income (loss)	15	(145)
Accumulated deficit	(230,553)	(217,592)
Total stockholders’ equity	72,591	78,832
Total liabilities, redeemable common stock and stockholders’ equity	$214,888	$209,047

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues:
Distribution and commercialization agreement	$12,069	$—
Research contracts	3,195	4,158
Total revenues	15,264	4,158

Operating expenses:
Cost of goods sold	754	—
Research and development	18,161	15,935
Selling, general and administrative	8,145	8,328
Total operating expenses	27,060	24,263

Loss from operations	(11,796)	(20,105)
Interest income	192	64
Interest expense	(1,357)	(1,131)
Net loss	$(12,961)	$(21,172)
Net loss per share — basic and diluted	$(0.30)	$(0.51)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	43,432,034	41,739,272

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Net loss	$(12,961)	$(21,172)
Change in unrealized gain on investments	160	23
Comprehensive loss	$(12,801)	$(21,149)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(12,961)	$(21,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	147	108
Accretion and amortization of debt discount and debt issuance costs	904	257
Stock-based compensation	3,981	4,736
Amortization of premium on investments	387	295
Changes in assets and liabilities:
Contract receivables	2,453	(1,353)
Inventory	216	—
Prepaid and other current assets	(692)	(1,791)
Other assets	—	(1,677)
Accounts payable	(865)	2,139
Accrued liabilities	(838)	585
Income taxes payable	—	(1,706)
Other current liabilities	(1,226)	(58)
Deferred revenue	14,172	(679)
Net cash provided by (used in) operating activities	5,678	(20,316)

Investing activities
Transfers from restricted investments, net	1,387	409
Purchases of investments	(48,402)	(98,599)
Maturities of investments	44,922	18,033
Acquisition of property and equipment	(95)	(162)
Net cash used in investing activities	(2,188)	(80,319)

Financing activities
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	2,579	672
Net cash provided by financing activities	2,579	672

Net increase (decrease) in cash and cash equivalents	6,069	(99,963)
Cash and cash equivalents at beginning of period	15,991	114,755
Cash and cash equivalents at end of period	$22,060	$14,792

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$874
Cash paid for income taxes	$—	$1,800

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s first approved drug, KERYDIN® (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement (the “Sandoz Agreement”) with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States. The Company’s lead product development candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. Beyond KERYDIN and AN2728, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company (“Lilly”) for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the potential treatment of human African trypanosomiasis. The third compound is licensed to GlaxoSmithKline LLC for development in tuberculosis (“TB”). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

The accompanying December 31, 2014 condensed consolidated balance sheet is derived from the audited financial statements for the year ended December 31, 2014, but does not include all the disclosures necessary for audited financial statements required by GAAP. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, valuation of liability and equity components of the Company’s convertible debt, accrued compensation, stock-based compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes for the three months ended March 31, 2015 to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Customer Concentration

For the three months ended March 31, 2015, the Company’s revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (including revenues from upfront and product launch payments and product sales of KERYDIN to Sandoz) (see Note 8), research contracts revenue from a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”) and research contracts revenue from a contract with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”). For the three months ended March 31, 2014, the Company’s revenues consisted primarily of research contracts revenue from the research agreement with the Gates Foundation, the contract with DTRA and a collaboration agreement with Lilly. Collaborators, including Lilly, have accounted for significant revenues in the past and may not provide research contracts revenue in the future under existing or new collaboration agreements, which may have a material effect on the Company’s operating results.

The following table shows the percentage of revenues attributable to agreements with counterparties that accounted for 10% or more of total revenues in the specified periods:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Sandoz	79%	—
Gates Foundation	*	40%
DTRA	*	23%
Lilly	—	29%

*            less than 10% of total revenue

Contract Receivables

At March 31, 2015, the Company’s contract receivables included $0.3 million due from Sandoz for product sales of KERYDIN to Sandoz, $1.7 million due from DTRA (see Note 8), $0.6 million due from the Gates Foundation (see Note 8) and $0.7 million due from other contracts. As of December 31, 2014, the Company’s contract receivables included $4.0 million due from Sandoz related to the Company’s share of gross profits for the fourth quarter of 2014, product sales of KERYDIN to Sandoz and reimbursements of certain KERYDIN commercial launch costs. As of December 31, 2014, the Company’s contract receivables also included $1.0 million due from DTRA (see Note 8) and $0.7 million due from other contracts.

The Company’s contract receivables are primarily composed of amounts due under distribution and commercialization, collaboration and research agreements and government contracts and the Company believes that the credit risks associated with these agreements are not significant. Based on prior experience, the Company does not have an allowance for doubtful accounts as of March 31, 2015 and December 31, 2014.

Net Loss per Share

The following table presents the calculation for the three months ended March 31, 2015, and 2014 of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net loss per share
Numerator:
Net loss	$(12,961)	$(21,172)
Denominator:
Weighted-average number of shares—basic and diluted	43,432,034	41,739,272
Net loss per share—basic and diluted	$(0.30)	$(0.51)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Stock options and restricted stock units	5,439,179	6,022,811
Shares issuable upon conversion of Convertible Senior Notes	2,914,652	—
Warrants to purchase stock	40,623	125,206
	8,394,454	6,148,017

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed a deferral of the effective date of the new standard by one year with early adoption of one year earlier permitted. The proposed deferral of the effective date is not currently approved. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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

The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

March 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(unaudited)
Money market fund	Level 1	$11,209	$—	$—	$11,209
Federal agency securities	Level 2	40,722	8	(10)	40,720
Commercial paper	Level 2	35,113	49	—	35,162
Corporate debt securities	Level 2	111,437	11	(42)	111,406
Total available for sale securities		$198,481	$68	$(52)	$198,497
Classified as:
Cash and cash equivalents					$21,209
Short-term investments					152,798
Restricted investments, short-term					548
Long-term investments					22,373
Restricted investments, long-term					1,569
Total available for sale securities					$198,497

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$13,231	$—	$—	$13,231
Federal agency securities	Level 2	57,625	6	(40)	57,591
Commercial paper	Level 2	25,501	46	—	25,547
Corporate debt securities	Level 2	93,941	—	(157)	93,784
Total available for sale securities		$190,298	$52	$(197)	$190,153
Classified as:
Cash and cash equivalents					$14,731
Short-term investments					130,012
Restricted investments, short-term					1,723
Long-term investments					41,905
Restricted investments, long-term					1,782
Total available for sale securities					$190,153

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

•                  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable for substantially the full term of the assets or liabilities; and

•                  Level 3—Unobservable inputs that reflect the reporting entity’s estimate of assumptions that market participants would use in pricing the asset or liability.

All cash and cash equivalents, short-term investments and short-term restricted investments held as of March 31, 2015 and December 31, 2014 had maturities at the date of purchase of one year or less. Long-term investments and long-term restricted investments held as of March 31, 2015 and December 31, 2014 had contractual maturities at the date of purchase of more than one year but equal to or less than two years. Management of the Company does not intend to sell these securities before maturity and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the three months ended March 31, 2015 and 2014.

No available for sale securities held as of March 31, 2015 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2015, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 financial assets.

Convertible Senior Notes

The fair value of the Company’s 2.00% Convertible Senior Notes due 2021 (the “Convertible Senior Notes”) (see Note 6) was determined using Level 2 inputs based on the quoted market value thereof.

The following table summarizes the carrying amount and fair value of the Convertible Senior Notes (in thousands):

	March 31, 2015		December 31, 2014
	(unaudited)
	Net Carrying Amount of Liability Component	Fair Value	Net Carrying Amount of Liability Component	Fair Value
Convertible Senior Notes	$60,808	$174,279	$59,969	$112,592

4. Inventory

During 2014, the Company began recording inventory related to the manufacturing of its KERYDIN drug product. Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)

Work in progress	$1,902	$1,867
Finished goods	400	651
Total inventory	$2,302	$2,518

The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the balance sheet during that month. As of March 31, 2015 and December 31, 2014, all inventories were related to KERYDIN drug product.

The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of March 31, 2015, the Company relied on Hovione FarmaCiencia SA (“Hovione”) and DPT Laboratories, Ltd. (“DPT”) for its requirements of active pharmaceutical ingredient (“API”) and finished drug product for KERYDIN, respectively. Any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments under the Sandoz Agreement.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)

Accrued compensation	$3,443	$5,065
Accrued preclinical study and clinical trial costs	9,195	7,743
Other	3,611	4,279
Total accrued liabilities	$16,249	$17,087

6. Convertible Senior Notes

Convertible Senior Notes

On October 16, 2014, the Company issued and sold $90.5 million aggregate principal amount of Convertible Senior Notes, comprised of (i) $82.5 million aggregate principal amount of Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Senior Notes issued upon the exercise in full of the over- allotment option granted to such initial purchasers) and (ii) $8.0 million aggregate principal amount of Convertible Senior Notes (the “Venrock Notes”) sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates (the “Venrock Funds”), an affiliate of the Company. The Company received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. The Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, its loan and security agreement (the “Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (together, “Hercules”).

The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances:  (i) during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events described in the Indenture; or (iv) if the Company calls the Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As described in clause (i) above, holders may convert their Convertible Senior Notes during the quarter ending June 30, 2015. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof (with the form of consideration at the Company’s election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,914,652 shares of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of Convertible Senior Notes and, as of March 31, 2015, the Company had an aggregate of 3,934,778 shares of common stock reserved for issuance upon conversion of the Convertible Senior Notes. The Convertible Senior Notes will not be redeemable at the Company’s option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default. The if-converted value of the Convertible Senior Notes exceeded their principal amount by $78.1 million as of March 31, 2015 because the closing market price of the Company’s common stock on such date of $57.85 per share exceeded the implicit conversion price of $31.05 per share.

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

The Convertible Senior Notes are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in the Company’s stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. Inputs to these models included volatility of 45%, an implied credit spread of 6.88%, a risk-free interest rate of 1.99% and a discount rate of 8.87%. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of March 31, 2015.

Under current accounting guidance, the Company bifurcated the conversion option of the Convertible Senior Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the Convertible Senior Notes. Total issuance costs of $3.4 million related to the Convertible Senior Notes were allocated between debt and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. The Company’s debt issuance costs for legal fees and other debt-related expenses related to the liability component are recorded as prepaid expenses and other current assets and as other assets in the condensed consolidated balance sheet. At the date of issuance, the carrying value of the equity component was $30.0 million, net of $1.2 million of debt issuance costs allocated to the equity component of the Convertible Senior Notes.

Upon issuance of the Convertible Senior Notes, the Company recognized a deferred tax liability of $10.3 million as a result of the temporary difference between the carrying value and the tax basis of the Convertible Senior Notes. This liability is netted with current and long-term deferred tax assets and the resulting net long-term asset is included in other assets and the resulting net current liability is included in other current liabilities in the condensed consolidated balance sheets. An offsetting amount was recorded as a charge to additional paid-in capital, in accordance with the applicable accounting guidance. As the debt discount is accreted over the term of the Convertible Senior Notes, the deferred tax liability will reverse and result in deferred income tax expenses in the Company’s future provisions for income taxes.

The following table summarizes information about the equity and liability components of the Convertible Senior Notes as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	(unaudited)
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$60,808	$29,692

	December 31, 2014
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$59,969	$30,531

(1)                                 Net of the equity component of debt issuance costs and deferred income taxes.

During the three months ended March 31, 2015, the Company recognized interest expense of $0.5 million for contractual coupon interest, $0.8 million for accretion of the debt discount and $0.1 million for amortization of debt issuance costs, in each case related to the Convertible Senior Notes. The remaining unamortized debt discount of $29.7 million as of March 31, 2015 will be accreted over the remaining term of the Convertible Senior Notes, which is approximately 6.5 years.

Future payments on the Convertible Senior Notes as of March 31, 2015 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2015	$1,805
2016	1,810
2017	1,810
2018	1,810
2019	1,810
Thereafter	94,120
Total minimum payments	103,165
Less amount representing interest	(12,665)
Convertible Senior Notes, gross	90,500
Unamortized discount on Convertible Senior Notes	(29,692)
Convertible Senior Notes, including unamortized discount	$60,808

In accordance with ASC 260, Earnings Per Share, the issuance of the Convertible Senior Notes requires the use of the “if-converted” basis when calculating the Company’s dilutive net income (loss) per share. Net income is adjusted to exclude, or add-back, all Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the conversion rate as if the Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,914,652 shares of common stock. See Note 2 for a computation of diluted net loss per share.

Interest expense related to the Convertible Senior Notes was $1.4 million for the three months ended March 31, 2015. For the three months ended March 31, 2014, interest expense related to the Company’s indebtedness under the Hercules Loan Agreement was $1.1 million. Included in interest expense for the three months ended March 31, 2015 and 2014 was $0.9 million and $0.3 million, respectively, for the accretion and amortization of debt discounts and financing fees.

7. Commitments and Contingencies

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

The Company has certain agreements with collaboration partners, contract research organizations and other counterparties with which it does business that contain indemnification provisions pursuant to which the Company may agree to indemnify the party against certain types of third party claims. The Company accrues for known indemnification claims when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification claims based on historical activity. There were no accruals for, or expenses related to, indemnification claims for any period presented.

Legal Proceedings

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may be involved in litigation relating to claims arising in the ordinary course of its business.

8. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

In July 2014, the FDA approved the New Drug Application (“NDA”) for KERYDIN®. In July 2014, the Company entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of

Sandoz, distributes and commercializes KERYDIN in the United States on an exclusive basis and is responsible for the sales and marketing of KERYDIN. In September 2014, PharmaDerm launched KERYDIN in the United States.

Pursuant to the Sandoz Agreement, the Company received two upfront payments totaling $40.0 million during the year ended December 31, 2014 and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”).

Under the Sandoz Agreement, the Company is entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN during the term of the agreement, except that, in 2015, the Company will start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz and the Company effectively received its 50% share of such gross profits as a result of the Launch Payment received in January 2015. The gross profit sharing arrangement entitles the Company to cumulative minimum gross profit sharing payments of $45.0 million for 2016. The Company is not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement.

Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical trials required by the FDA with respect to KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days’ prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, and in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. In addition, as of March 31, 2015 and December 31, 2014, the Company recorded $0 million and $1.1 million, respectively, of other current liabilities related to advance payments for KERYDIN finished product. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company’s manufacturing costs (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company’s contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company’s contract manufacturer’s facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company’s gross profit sharing payments under the Sandoz Agreement have been, and are expected to continue to be, recorded in the same period as the related sales. The gross profit sharing payments are reported to the Company by Sandoz, which has provided, and is expected to continue to provide, the gross profit reporting in the same quarter as the related sales. The Launch Payment of $25.0 million was recorded as deferred revenue when received and is being recognized in 2015, in amounts equal to 50% of the quarterly gross profits reported to the Company by Sandoz for each quarter, with any remaining amount to be recognized at the end of 2015. Should KERYDIN gross profits for 2015 exceed the first $50.0 million to be retained by Sandoz, the Company’s 50% share of any excess over the first $50.0 million will be recognized when reliably measurable and reported to the Company by Sandoz. For the three months ended March 31, 2015, the Company recognized, as gross profit sharing revenue, $10.1 million of the Launch Payment based upon gross profits on sales of KERYDIN for the same period, as reported to the Company by Sandoz. The $45.0 million of cumulative minimum gross profit sharing payments for 2016 will be recognized as Sandoz reports quarterly gross profits to the Company, with any remaining amount to be recognized at the end of 2016. Should the Company’s 50% share of KERYDIN gross profits for 2016 exceed $45.0 million, the Company’s 50% share of any excess 2016 gross profits will be recognized when reliably measurable and reported to the Company by Sandoz. As of March 31, 2015, the Company had current and long-term deferred revenue related to the upfront payments and the Launch Payment of $18.2 million and $34.8 million, respectively.

Revenues recognized under the Sandoz Agreement were as follows (in thousands):

Three Months Ended March 31, 2015
(unaudited)
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$779
Revenue from gross profit sharing	10,120
Revenue from product sales	1,170
Total distribution and commercialization agreement revenue	$12,069

Gates Foundation

In April 2013, the Company entered into a research agreement with the Gates Foundation to expand the Company’s boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, the research agreement was amended to add an additional parasitic disease target, cryptosporidiosis (as amended, the “Gates Research Agreement”). Under the Gates Research Agreement, the Gates Foundation will pay the Company up to $18.3 million over a three-year research term (the “Research Funding”) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company created, during the first 18 months following execution of the Gates Research Agreement, an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the “Library”). Now that the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the “Library Access Services”) for the five-year period following the completion date (as determined under the Gates Research Agreement).

Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the “Advance Funds”). These Advance Funds are replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, the Gates Foundation paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the “Pre-Contract Reimbursements”). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $18.3 million of Research Funding.

Under the terms of the Gates Research Agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, the Company would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Gates Research Agreement will continue in effect until the expiration of the Company’s specified obligation to provide access to the Library. Either party may terminate the Gates Research Agreement for the other party’s uncured material breach of the Gates Research Agreement.

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the “Stock Proceeds”). The potential redemption amount of such potentially redeemable common stock is disclosed in the accompanying condensed consolidated balance sheets (see Note 9). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the “Letter Agreement”) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its March 31, 2015 condensed consolidated balance sheet, the Company classified $1.6 million of the Stock Proceeds as long-term restricted investments and $0.5 million of the Stock Proceeds as short-term restricted investments.

Through March 31, 2015, the Company has recognized total revenue of $11.9 million under the Gates Research Agreement. As of March 31, 2015, the Company has deferred revenue of $0.3 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Research contracts revenue:
Amortization of Pre-Contract Reimbursements	$49	$71
Reimbursement for research costs	1,156	1,598
Total research contracts revenue	$1,205	$1,669

DTRA

In October 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium led by the Company is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.6 million from DTRA’s R&D Innovation and Systems Engineering Office. The award consists of $2.9 million of research funding for the eleven month period through September 15, 2014 and $5.0 million of research funding for the current twelve-month research extension period ending September 15, 2015, with an additional $5.7 million becoming available subject to the exercise by DTRA of its remaining option to fund the research for a subsequent nineteen-month period.

Revenues recognized under the DTRA research agreement were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Research contracts revenue:
Research and development funding	$1,141	$968
Total research contracts revenue	$1,141	$968

Lilly

Revenues recognized under the research, license and commercialization agreement with Lilly were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Research contracts revenue:
Amortization of upfront fee	$—	$450
Research funding	—	750
Total research contracts revenue	$—	$1,200

9. Redeemable Common Stock

Potentially Redeemable Common Stock

In the event of certain uncured material breaches by the Company under the Gates Research Agreement (the “Triggering Events”), the Company may be obligated, among other remedies, to redeem for cash the Company’s common stock purchased by the Gates Foundation in connection with the Gates Research Agreement or facilitate the purchase of such common stock by a third party. The Company concluded that certain of the Triggering Events are not solely within the control of the Company and, accordingly, has classified the potentially redeemable common stock issued to the Gates Foundation outside of permanent equity in temporary equity. The 809,061 shares of common stock issued to the Gates Foundation were recorded as potentially redeemable common stock at an initial carrying amount equal to the net proceeds of approximately $5.0 million, which approximates their issuance date fair value.

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of March 31, 2015. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period. The potential redemption amounts as of March 31, 2015 and December 31, 2014 were $46.8 million and $26.1 million, respectively, based on the closing price of the Company’s common stock on such dates.

10. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cost of goods sold	$63	$—
Research and development	1,550	1,085
Selling, general and administrative (1)	2,368	3,651
Total	$3,981	$4,736

(1)    Includes $3.0 million of expense for the three months ended March 31, 2014 related to stock options held by the Company’s prior chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications.

The Company grants time-based stock options, time-based restricted stock units (“RSUs”) and market-based performance restricted stock units (“PRSUs”). In addition, the Company made a grant of market-based performance stock options (“PSOs”) in the three months ended March 31, 2014. Stock option, RSU, PRSU and PSO grants cannot be transferred, are subject to accelerated vesting in the event of certain terminations in connection with a change of control and, until they vest, are subject to forfeiture if the grantee’s service with the Company terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, the Company issues to the grantee one share of common stock for each such RSU or PRSU. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based stock option awards. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based PRSU and PSO grants. Time-based RSUs are valued at the closing price of the Company’s common stock on the date of grant.

For the three months ended March 31, 2015, the Company issued 323,500 shares of the Company’s common stock and received approximately $2.3 million in cash as a result of the exercise of stock options. Total stock options granted for the three months ended March 31, 2015 were 570,360. The Company did not grant any PSOs in the three months ended March 31, 2015. There were no options granted to nonemployee advisors for the three months ended March 31, 2015. The weighted-average fair value per share of options granted to employees was $24.22 for the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company issued 93,000 shares of the Company’s common stock as a result of the vesting of RSUs. The Company granted 129,010 RSUs and 47,650 PRSUs for the three months ended March 31, 2015.

The stock options granted during the three months ended March 31, 2015 will vest over four years, with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter. The RSUs granted during the three months ended March 31, 2015 will vest over four years, with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date. The PRSUs granted during the three months ended March 31, 2015 will vest as follows:  in the event that the volume-weighted average price of the Company’s common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to the first anniversary of the applicable vesting commencement date or (ii) $100.00 per share for 30 consecutive trading days prior to the second anniversary of the applicable vesting commencement date, the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in clause (i) or (ii) is met.

As of March 31, 2015, there were outstanding stock options (including PSOs) to purchase 4,958,519 shares of the Company’s common stock, 433,010 outstanding RSUs and 47,650 outstanding PRSUs. As of March 31, 2015, the Company had $40.3 million and $0.5 million of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and Employee Stock Purchase Program (“ESPP”) stock purchase rights, respectively, that will be recognized over a weighted-average period of 3.0 years and 0.6 years, respectively. For the three months ended March 31, 2015, there were 51,048 shares of the Company’s common stock purchased under the ESPP.

The weighted-average fair values for PSOs and PRSUs granted during the three months ended March 31, 2015 and 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	PRSUs	PSOs	PRSUs
	(unaudited)	(unaudited)
Number of PSOs or PRSUs granted	47,650	100,000	50,000
Exercise price	$—	$21.21	$—
Risk-free interest rate	0.52%	1.32%	1.32%
Volatility	68.00%	60.20%	60.20%
Dividends	—	—	—
Weighted-average fair value per share of PRSUs or PSOs granted	$13.83	$9.82	$17.87

The Company will recognize the estimated expense of the PRSUs granted during the three months ended March 31, 2015, as determined under the simulation models, over the expected life of the awards, with no adjustment in future periods based upon the Company’s actual stock price over the performance period. The Company recognized the stock-based compensation expense for the PSOs and PRSUs granted during the three months ended March 31, 2014 over the expected lives of the awards during the year ended December 31, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of their dates. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Anacor Pharmaceuticals, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5% (formerly known as AN2690), is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement (the “Sandoz Agreement”) with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States. Our lead product development candidate is AN2728, an investigational non-steroidal topical PDE-4 inhibitor for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. We initiated Phase 3 pivotal studies of AN2728 for the treatment of mild-to-moderate atopic dermatitis in children and adults in the first quarter of 2014. We recently completed enrollment in both of our Phase 3 pivotal studies of AN2728 and continue to expect to announce the results of our Phase 3 pivotal studies in the third quarter of 2015.

Beyond KERYDIN and AN2728, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company (“Lilly”) for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (“DNDi”) for the potential treatment of human African trypanosomiasis (“HAT” or “sleeping sickness”). The third compound is licensed to GlaxoSmithKline LLC (“GSK”) for development in tuberculosis (“TB”). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

Developments Affecting our Business

Following is a summary of developments affecting our business. For additional developments or a more comprehensive discussion of certain developments discussed below, see our other periodic filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report.

Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014, and a payment of $25.0 million in January 2015 (the “Launch Payment”). Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we start receiving gross profit sharing payments only after the first $50.0 million of gross profits have been accrued by Sandoz and we have effectively received our 50% share of such gross profits as a result of the Launch Payment received in January 2015. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $45.0 million for 2016. We are not entitled to cumulative minimum gross profit sharing payments in any other year under the Sandoz Agreement. Under the terms of the Sandoz Agreement, we hold the New Drug Application (“NDA”) for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for setting the price for KERYDIN and for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are also responsible for supplying KERYDIN to Sandoz under the Sandoz Agreement at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement also grants us an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails.

In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”) to design and discover new classes of systemic antibiotics. A drug discovery consortium led by us is conducting the research over a period of up to three and a half years. The work is funded by an award of up to $13.6 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we seek to apply our knowledge of boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award consists of $2.9 million of research funding for the eleven month period through September 15, 2014 and $5.0 million of research funding for the current twelve-month research extension period ending September 15, 2015, with an additional $5.7 million becoming available subject to the exercise by DTRA of its remaining option to fund the research for a subsequent nineteen-month period.

In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”) to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation will pay us up to $18.3 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases, which is accessible to the Gates Foundation and other third parties. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of certain uncured material breaches by us under our research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. In addition, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

In September 2011, we and GSK entered into a master amendment (the “GSK Master Amendment”) to our 2007 research and development collaboration (together with the GSK Master Amendment, the “GSK Agreement”) to, among other things, add a new research program using our boron chemistry platform for TB. GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. The selected compound is currently in preclinical development. The research period under the GSK Agreement has expired. We may receive contingent payments if certain regulatory events occur and/or if certain sales levels are achieved under the GSK Agreement, and may also receive royalties on sales of resulting products.

In August 2010, we and Lilly entered into a research, license and commercialization agreement (the “Lilly Agreement”) to develop new products for a variety of animal health indications. Pursuant to the Lilly Agreement, Lilly licensed a development compound from us in December 2012 for the potential treatment of an animal health indication and is responsible for all further development and commercialization of this compound. In January 2014, Lilly notified us of the termination of the research term of the Lilly Agreement, effective April 2014, which was approximately five months earlier than the research period was originally expected to end. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to us, remains in effect and Lilly retains its exclusive rights to the development of the licensed compound. We are eligible to receive payments upon Lilly’s achievement of specified development and regulatory milestones, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. Our royalty rights continue through the later of expiration of our patent rights or six years from the first commercial sale on a country-by-country basis.

We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Our partnerships include collaborations with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, Medicines for Malaria Venture to develop compounds for the treatment of malaria, the Global Alliance for Livestock Veterinary Medicines to develop compounds for the treatment of animal trypanosomiasis and The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial was recently completed and a Phase 2/3 registration trial could be initiated as early as the fourth quarter of 2015.

Capital Markets and Financing Activities

Following is a summary of our recent capital markets and financing activities. For additional capital markets and financing activities or a more comprehensive discussion of certain activities discussed below, see our other periodic filings with the SEC, including our Annual Report.

In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “Convertible Senior Notes”), comprised of:  (i) $82.5 million aggregate principal amount of Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers); and (ii) $8.0 million aggregate principal amount of Convertible Senior Notes sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates, an affiliate of ours. We received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. We used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our loan and security agreement (the “Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

Pursuant to the indenture governing the Convertible Senior Notes, holders may convert their Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. As a result, holders may convert their Convertible Senior Notes during the quarter ending June 30, 2015.

In June 2013, we entered into the Hercules Loan Agreement, which provided for loans to us of up to $45.0 million. The first $30.0 million tranche was drawn at the closing of the transaction, at which time we repaid $22.6 million in remaining obligations associated with our then-existing loan and security agreement. We elected not to draw the second tranche of $10.0 million, which was available to us from the closing date of the Hercules Loan Agreement until December 5, 2013. We also elected not to draw the third tranche of $5.0 million, which was available to us from the date of FDA approval of KERYDIN until August 6, 2014. In October 2014, we used approximately $30.8 million of the net proceeds from the sale of Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, the Hercules Loan Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, valuation of liability and equity components of our convertible debt, accrued compensation, stock-based compensation and other contingencies. We base our estimates on historical experience or on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes for the three months ended March 31, 2015 to our critical accounting policies or significant judgments and estimates as disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report that have had a material impact on our condensed consolidated financial statements and related notes.

Stock-Based Compensation

We grant time-based stock options, time-based restricted stock units (“RSUs”) and market-based performance restricted stock units (“PRSUs”). In addition, we made a grant of market-based performance stock options (“PSOs”) in the three months ended March 31, 2014. Stock option, RSU, PRSU and PSO grants cannot be transferred, are subject to accelerated vesting in the event of certain terminations in connection with a change of control and, until they vest, are subject to forfeiture if the grantee’s service with us terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, we issue to the grantee one share of common stock for each such RSU or PRSU.

We granted 570,360 stock options, 129,010 RSUs and 47,650 PRSUs during the quarter ended March 31, 2015. We did not grant any PSOs in the three months ended March 31, 2015. There were no options granted to nonemployee advisors in the three months ended March 31, 2015. The stock options granted during the three months ended March 31, 2015 will vest over four years, with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter. The RSUs granted during the three months ended March 31, 2015 will vest over four years, with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date. The PRSUs granted during the three months ended March 31, 2015 will vest as follows:  in the event that the volume-weighted average price of our common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to the first anniversary of the applicable vesting commencement date or (ii) $100.00 per share for 30 consecutive trading days prior to the second anniversary of the applicable vesting commencement date, the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in clause (i) or (ii) is met.

We recorded noncash stock-based compensation expense for employee and nonemployee stock option (including PSO) grants, employee RSU and PRSU grants and employee stock purchase program (“ESPP”) stock purchase rights of $4.0 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. Included in the amount for the three months ended March 31, 2014 was $3.0 million of stock-based compensation expense related to stock options held by our former chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications. As of March 31, 2015, we had outstanding stock options (including PSOs) to purchase 4,958,519 shares of our common stock, 433,010 outstanding RSUs and 47,650 outstanding PRSUs, and we had $40.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards, and $0.5 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 3.0 years and 0.6 years, respectively. There were 51,048 shares of our common stock purchased under the ESPP during the three months ended March 31, 2015. We expect to continue to grant stock options, RSUs, PRSUs, and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed a deferral of the effective date of the new standard by one year with early adoption of one year earlier permitted. The proposed deferral of the effective date is not currently approved. We have not yet selected a transition method and we are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	Increase/ (decrease)
	(in thousands)
Distribution and commercialization agreement revenue	$12,069	$—	$12,069
Research contracts revenue	3,195	4,158	(963)
Cost of goods sold (1)	754	—	754
Research and development expenses (1)	18,161	15,935	2,226
Selling, general and administrative expenses (1)	8,145	8,328	(183)
Interest income	192	64	128
Interest expense	1,357	1,131	226

(1)         Includes the following stock-based compensation expenses:

Cost of goods sold	$63	$—	$63
Research and development expenses	1,550	1,085	465
Selling, general and administrative expenses	2,368	3,651	(1,283)

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. For the three months ended March 31, 2015, we recognized $0.8 million of the $40.0 million in total upfront payments made to us during 2014 under the Sandoz Agreement and $1.2 million from product sales of KERYDIN to Sandoz. We also recognized $10.1 million of the $25.0 million Launch Payment made to us by Sandoz in January 2015 based upon gross profits on sales of KERYDIN during the first quarter of 2015, as reported to us by Sandoz.

Research contracts revenue.  For the three months ended March 31, 2015, research contracts revenue decreased by $1.0 million as compared to the same period in the prior year. The decrease was primarily due to a $1.2 million reduction in revenue as a result of the termination of the research term of the Lilly Agreement effective April 2014. During the three months ended March 31, 2015, we recognized $1.2 million for research services performed under the Gates Foundation agreement. We also recognized $1.1 million under our research contract with DTRA and $0.8 million for research performed under our other agreements with not-for-profit organizations for neglected diseases and from government grants. For the three months ended March 31, 2014, we recognized $1.7 million for research services performed under the Gates Foundation agreement. We also recognized in the prior year quarter $0.8 million for research funding, and $0.4 million of the $3.5 million upfront fee received, under the Lilly Agreement, $1.0 million under our research contract with DTRA and $0.3 million for research performed under our other agreements with not-for-profit organizations for neglected diseases.

Cost of goods sold.  For the three months ended March 31, 2015, we recognized $0.8 million of product costs for KERYDIN finished drug product that was released to Sandoz during the quarter. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we record for 2015 relating to sales of KERYDIN to Sandoz is expected to be lower than the amount actually incurred to manufacture such drug product.

Research and development expenses. For the three months ended March 31, 2015, research and development expenses increased by $2.2 million as compared to the same period in the prior year, primarily due to an increase in costs for our AN2728 program of $4.6 million, which was partially offset by a decrease of $3.3 million in costs relating to our KERYDIN program. The increase in AN2728 costs in the three months ended March 31, 2015 as compared to the same period in the prior year was primarily due to increased clinical trial activities, including the related increases in internal efforts and overhead. In the first quarter of 2015, we were conducting two Phase 3 trials and our long-term safety trial for AN2728, as compared to the first quarter of 2014, when we were in the early phases of enrollment for our two Phase 3 trials and our long-term safety trial and were completing our less costly Phase 1 Maximal Use Systemic Exposure and cardiac safety trials. The decrease in KERYDIN costs in the three months ended March 31, 2015 versus the prior year quarter was primarily due to decreased manufacturing, clinical trial and internal efforts in the first quarter of 2015 as compared to the prior year quarter when we were actively involved in manufacturing activities related to our pre-commercialization and regulatory efforts for KERYDIN. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory. In addition, in the first quarter of 2014, we initiated a clinical study of KERYDIN to evaluate its efficacy, safety and local tolerability when treating mild-to-moderate toenail onychomycosis in conjunction with debridement, as needed. In connection with our entry into the Sandoz Agreement, we and Sandoz reviewed development plans for KERYDIN and made a commercial decision to terminate the debridement study.

In the first quarter of 2015, our research and development expenses for our DTRA program increased by $0.2 million over the prior year quarter. Our research and development expenses under our Gates Foundation program decreased by $0.4 million compared to the first quarter of 2014. We also had a net increase of $1.1 million in our spending on other research activities, including under our neglected disease programs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $0.2 million for the three months ended March 31, 2015 compared to the prior year quarter. Increases in the three months ended March 31, 2015 as compared to the prior year quarter of $1.8 million in stock-based compensation expense, $1.5 million in salaries and benefits associated with additional personnel and $0.5 million in professional services expenses were more than offset by the absence of $3.7 million in non-recurring other stock-based compensation expense and severance costs recorded in the prior quarter year quarter related to the resignation of our former chief executive officer in the first quarter of 2014 and by a decrease of $0.3 million in sales and marketing expenses, which were higher in the prior year quarter due to our KERYDIN pre-launch preparations.

Interest income.  The increase in interest income for the three months ended March 31, 2015 compared to the prior year quarter was primarily due to higher average investment balances resulting from the issuance of our Convertible Senior Notes in October 2014.

Interest expense.  Interest expense increased in the three months ended March 31, 2015 compared to the prior year quarter due to a higher average outstanding debt balance partially offset by a lower effective interest rate.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the quarters presented below (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$5,678	$(20,316)
Net cash used in investing activities	(2,188)	(80,319)
Net cash provided by financing activities	2,579	672
Net increase (decrease) in cash and cash equivalents	$6,069	$(99,963)

Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2015 as compared to net cash used in operating activities of $20.3 million for the three months ended March 31, 2014. Net cash provided by operating activities for the first quarter of 2015 reflected our net loss adjusted for non-cash items plus net changes in operating assets and liabilities during the period, including those related to an increase in deferred revenue and decreases in contract receivables, accounts payable, accrued liabilities and other current liabilities. We received a $25.0 million Launch Payment from Sandoz in the first quarter of 2015, of which $10.1 million was recognized as revenue during the quarter. Net cash used in operating activities for the first quarter of 2014 reflected our net loss adjusted for non-cash items plus net changes in operating assets and liabilities during the prior year quarter, including those related to increases in our contract receivables and current and long-term advance payments for our clinical trials and preclinical studies and our payment of 2013 estimated income taxes.

Net cash used in investing activities was $2.2 million and $80.3 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities in both quarters reflected purchases of investments and property and equipment exceeding the maturities of investments during the period. Investment purchases during the three months ended March 31, 2014 were approximately $50.2 million higher than the current year quarter due to initial investments being made in the prior year quarter with the proceeds from our settlement with Valeant Pharmaceuticals International, Inc. (“Valeant”).

Net cash provided by financing activities was $2.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities for both quarters consisted of the proceeds from exercises of stock options and employee stock plan purchases.

Our cash, cash equivalents and investments totaled $199.6 million as of March 31, 2015, compared to $191.6 million as of December 31, 2014. Balances as of March 31, 2015 and December 31, 2014 included cash and cash equivalents of $22.1 million and $16.0 million, short-term and long-term investments of $175.2 million and $171.9 million and restricted investments of $2.3 million and $3.7 million, respectively.

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

We began business operations in 2002. Notwithstanding the positive cash flow that we generated for the three months ended March 31, 2015, we expect to continue to experience net losses and negative cash flows in 2015, and we cannot guarantee that payments under the Sandoz Agreement or other sources of funding will be sufficient to offset losses in future years. We may require additional capital to fund research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, as well as future sales and marketing and business development activities. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may elect to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Contractual Obligations

Our contractual obligations consist primarily of obligations under our Convertible Senior Notes, lease agreements and inventory purchase obligations. During the three months ended March 31, 2015, there were no material changes outside the ordinary course of our business to the contractual obligations included in our Annual Report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of March 31, 2015, we had cash, cash equivalents, short-term investments, long-term investments and restricted investments of $199.6 million. Our investment portfolio as of March 31, 2015 was comprised of corporate debt securities, U.S. federal agency securities, commercial paper and a money market fund, all of which met the credit quality and diversification standards specified in our investment policy. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 203 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

ITEM 1A.           RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the factors discussed in “Risk Factors” in our periodic filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015	ANACOR PHARMACEUTICALS, INC.

	By:	/s/ GEOFFREY M. PARKER
Geoffrey M. Parker
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Sixth Amendment to the Lease, dated as of January 8, 2015, between the Registrant and Balzer Family Investments, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 12, 2015).

10.2	Form of Binding Notice of Amendment to Outstanding Stock Option, Restricted Stock and Restricted Stock Unit Awards, dated as of February 3, 2015.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (vi) the unaudited Notes to Condensed Consolidated Financial Statements.

(1)

This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.