Form 10-Q
period 2015-06-30
Anacor Pharmaceuticals, Inc.
filed 2015-08-07
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, there were 44,023,338 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30,	December 31,
	2015	2014 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,490	$15,991
Short-term investments	159,857	130,012
Restricted investments, short-term	147	1,723
Contract receivables	5,869	5,708
Inventory	3,181	2,518
Prepaid expenses and other current assets	5,261	4,618
Total current assets	181,805	160,570
Long-term investments	7,374	41,905
Restricted investments, long-term	2,017	2,004
Property and equipment, net	1,731	1,642
Other assets	2,851	2,926
Total assets	$195,778	$209,047

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$4,506	$4,520
Accrued liabilities	19,219	17,087
Deferred revenue	4,150	4,634
Other current liabilities	1,282	2,412
Total current liabilities	29,157	28,653
Convertible senior notes, net	61,664	59,969
Deferred revenue, less current portion	34,005	35,740
Other liabilities	722	901

Commitments and contingencies

Redeemable common stock: redemption amount of $62,646 and $26,092 as of June 30, 2015 and December 31, 2014, respectively	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	43	42
Additional paid-in capital	308,997	296,527
Accumulated other comprehensive loss	(13)	(145)
Accumulated deficit	(243,749)	(217,592)
Total stockholders’ equity	65,278	78,832
Total liabilities, redeemable common stock and stockholders’ equity	$195,778	$209,047

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Distribution and commercialization agreement	$17,801	$—	$29,870	$—
Research contracts	3,536	2,931	6,731	7,089
Total revenues	21,337	2,931	36,601	7,089

Operating expenses:
Cost of goods sold	680	—	1,434	—
Research and development	18,666	19,261	36,827	35,196
Selling, general and administrative	13,987	7,095	22,132	15,423
Total operating expenses	33,333	26,356	60,393	50,619

Loss from operations	(11,996)	(23,425)	(23,792)	(43,530)
Interest income	176	59	368	123
Interest expense	(1,376)	(1,142)	(2,733)	(2,273)
Net loss	$(13,196)	$(24,508)	$(26,157)	$(45,680)
Net loss per share — basic and diluted	$(0.30)	$(0.58)	$(0.60)	$(1.09)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	43,859,504	41,921,329	43,646,950	41,830,803

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net loss	$(13,196)	$(24,508)	$(26,157)	$(45,680)
Change in unrealized gain (loss) on investments	(28)	21	132	44
Comprehensive loss	$(13,224)	$(24,487)	$(26,025)	$(45,636)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(26,157)	$(45,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	228
Accretion and amortization of debt discount and debt issuance costs	1,828	516
Stock-based compensation	8,133	7,927
Amortization of premium on investments	765	564
Changes in assets and liabilities:
Contract receivables	(161)	468
Inventory	(663)	—
Prepaid expenses and other current assets	(636)	(492)
Other assets	(65)	(1,678)
Accounts payable	(14)	516
Accrued liabilities	2,132	3,918
Income taxes payable	—	(1,706)
Other current liabilities	(1,308)	(128)
Deferred revenue	(2,220)	(785)
Net cash used in operating activities	(18,068)	(36,332)

Investing activities
Transfers from restricted investments, net	1,562	719
Purchases of investments	(75,596)	(109,352)
Maturities of investments	79,650	49,603
Acquisition of property and equipment	(387)	(358)
Net cash provided by (used in) investing activities	5,229	(59,388)

Financing activities
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	4,338	927
Net cash provided by financing activities	4,338	927

Net decrease in cash and cash equivalents	(8,501)	(94,793)
Cash and cash equivalents at beginning of period	15,991	114,755
Cash and cash equivalents at end of period	$7,490	$19,962

Supplemental disclosure of cash flow information
Cash paid for interest	$900	$1,767

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s first approved drug, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN in the United States. The Company’s lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 (PDE-4) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. Beyond KERYDIN and crisaborole, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company (“Lilly”) for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the potential treatment of human African trypanosomiasis. The third compound is licensed to GlaxoSmithKline LLC for development in tuberculosis (“TB”). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

The accompanying December 31, 2014 condensed consolidated balance sheet is derived from the audited financial statements for the year ended December 31, 2014, but does not include all the disclosures necessary for audited financial statements required by GAAP. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary, in the opinion of management, to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, valuation of liability and equity components of the Company’s convertible debt, accrued compensation, stock-based compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes for the three and six months ended June 30, 2015 to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Customer Concentration

For the three and six months ended June 30, 2015, the Company’s revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (as defined in Note 8) (including revenues from gross profit sharing payments, upfront and product launch payments and product sales of KERYDIN to Sandoz) (see Note 8), research contracts revenue from a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”) and research contracts revenue from a contract with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”). For the three and six months ended June 30, 2014, the Company’s revenues consisted primarily of research contracts revenue from the research agreement with the Gates Foundation, the contract with DTRA and a collaboration agreement with Lilly.

The following table shows the percentage of revenues attributable to agreements with counterparties that accounted for 10% or more of total revenues in the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Sandoz	83%	—	82%	—
Gates Foundation	*	55%	*	46%
DTRA	*	30%	*	26%
Lilly	—	*	—	18%

*            less than 10% of total revenue

Contract Receivables

As of June 30, 2015, the Company’s contract receivables included $2.0 million due from Sandoz, $2.5 million due from DTRA (see Note 8), $0.6 million due from the Gates Foundation (see Note 8) and $0.7 million due under other contracts. As of December 31, 2014, the Company’s contract receivables included $4.0 million due from Sandoz, $1.0 million due from DTRA (see Note 8) and $0.7 million due under other contracts.

The Company does not believe that the credit risks associated with the counterparties to such agreements are significant. Based on historical experience, the Company has not recorded an allowance for doubtful accounts as of June 30, 2015 and December 31, 2014.

Net Loss per Share

The following table presents the calculation for the three and six months ended June 30, 2015 and 2014 of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss per share:
Net loss	$(13,196)	$(24,508)	$(26,157)	$(45,680)
Weighted-average number of shares—basic and diluted	43,859,504	41,921,329	43,646,950	41,830,803
Net loss per share—basic and diluted	$(0.30)	$(0.58)	$(0.60)	$(1.09)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Stock options and restricted stock units	5,252,087	6,273,923	5,252,087	6,273,923
Shares issuable upon conversion of Convertible Senior Notes	2,914,652	—	2,914,652	—
Warrants to purchase stock	—	125,206	—	125,206
	8,166,739	6,399,129	8,166,739	6,399,129

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standard update requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. At the time of adoption, the Company will reclassify debt issuance costs as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount. The Company does not expect that the adoption of this accounting standard update will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the new standard by one year. Following such deferral, the new standard becomes effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016 (including interim reporting periods within those periods). The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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

The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

June 30, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(unaudited)
Money market fund	Level 1	$7,489	$—	$—	$7,489
Federal agency securities	Level 2	27,091	7	—	27,098
Commercial paper	Level 2	39,237	23	—	39,260
Corporate debt securities	Level 2	102,859	5	(48)	102,816
Total available for sale securities		$176,676	$35	$(48)	$176,663
Classified as:
Cash and cash equivalents					$7,489
Short-term investments					159,857
Restricted investments, short-term					147
Long-term investments					7,374
Restricted investments, long-term					1,796
Total available for sale securities					$176,663

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$13,231	$—	$—	$13,231
Federal agency securities	Level 2	57,625	6	(40)	57,591
Commercial paper	Level 2	25,501	46	—	25,547
Corporate debt securities	Level 2	93,941	—	(157)	93,784
Total available for sale securities		$190,298	$52	$(197)	$190,153
Classified as:
Cash and cash equivalents					$14,731
Short-term investments					130,012
Restricted investments, short-term					1,723
Long-term investments					41,905
Restricted investments, long-term					1,782
Total available for sale securities					$190,153

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

Investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Classification of short-term investments, short-term restricted investments, long-term investments and long-term restricted investments is initially based on the contractual maturity at the date of purchase and is reevaluated at each balance sheet date. Management of the Company does not currently intend to sell these securities before maturity and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the three and six months ended June 30, 2015 and 2014.

No available for sale securities held as of June 30, 2015 have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2015, unrealized losses on available for sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity and recovery of the cost basis of the investment. For the three and six months ended June 30, 2015 and 2014, the Company did not record any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 financial assets.

Convertible Senior Notes

The fair value of the Company’s 2.00% Convertible Senior Notes due 2021 (the “Convertible Senior Notes”) (see Note 6) was determined using Level 2 inputs based on the quoted market value thereof.

The following table summarizes the carrying amount and fair value of the Convertible Senior Notes (in thousands):

	June 30, 2015		December 31, 2014
	(unaudited)
	Net Carrying Amount of Liability Component	Fair Value	Net Carrying Amount of Liability Component	Fair Value
Convertible Senior Notes	$61,664	$230,002	$59,969	$112,592

4. Inventory

The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the balance sheet during that month. As of June 30, 2015 and December 31, 2014, all inventories were related to KERYDIN drug product.

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)

Work in progress	$2,834	$1,867
Finished goods	347	651
Total inventory	$3,181	$2,518

The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of June 30, 2015, the Company relied on Hovione FarmaCiencia SA (“Hovione”) and DPT Laboratories, Ltd. (“DPT”) for its

requirements of active pharmaceutical ingredient (“API”) and finished drug product for KERYDIN, respectively. While the Company actively monitors and manages its third party manufacturers, any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments under the Sandoz Agreement.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)

Accrued compensation	$4,183	$5,065
Accrued preclinical study and clinical trial costs	10,532	7,743
Other	4,504	4,279
Total accrued liabilities	$19,219	$17,087

6. Convertible Senior Notes

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

The Company received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. During the fourth quarter of 2014, the Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, its loan and security agreement (the “Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc. as collateral agent and a lender and Hercules Technology III, L.P. as a lender (together, “Hercules”).

The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, with the first interest payment made on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances:  (i) during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events described in the Indenture; or (iv) if the Company calls the Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As described in clause (i) above, holders may convert their Convertible Senior Notes during the quarter ending September 30, 2015. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof (with the form of consideration at the Company’s election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,914,652 shares of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of Convertible Senior Notes and, as of June 30, 2015, the Company had an aggregate of 3,934,778 shares of common stock reserved for issuance upon conversion of the Convertible Senior Notes. The Convertible Senior Notes will not be redeemable at the Company’s option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default. The if-converted value of the Convertible Senior Notes exceeded their principal amount by $135.2 million as of June 30, 2015 because the closing market price of the Company’s common stock on such date of $77.43 per share exceeded the implicit conversion price of $31.05 per share.

In connection with the sale of the Venrock Notes, the Company entered into a registration rights agreement with the Venrock Funds. Pursuant to such registration rights agreement , the Venrock Funds may require the Company, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of the Company’s common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

The Convertible Senior Notes are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in the Company’s stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. Inputs to these models included volatility of 45%, an implied credit spread of 6.88%, a risk-free interest rate of 1.99% and a discount rate of 8.87%. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of June 30, 2015.

Under current accounting guidance, the Company bifurcated the conversion option of the Convertible Senior Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the Convertible Senior Notes. Total issuance costs of $3.4 million related to the Convertible Senior Notes were allocated between debt and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. The Company’s debt issuance costs for legal fees and other debt-related expenses related to the liability component are recorded as prepaid expenses and other current assets and as other assets in the condensed consolidated balance sheets. At the date of issuance, the carrying value of the equity component was $30.0 million, net of $1.2 million of debt issuance costs allocated to the equity component of the Convertible Senior Notes.

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

The following table summarizes information about the equity and liability components of the Convertible Senior Notes as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	(unaudited)
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$61,664	$28,836

	December 31, 2014
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$59,969	$30,531

(1)                                 Net of the equity component of debt issuance costs and deferred income taxes.

During the three and six months ended June 30, 2015, the Company recognized interest expense of $0.5 million and $0.9 million, respectively, for contractual coupon interest, $0.9 million and $1.7 million, respectively, for accretion of the debt discount and $0.1 million and $0.1 million, respectively, for amortization of debt issuance costs, in each case related to the Convertible Senior Notes. The remaining unamortized debt discount of $28.8 million as of June 30, 2015 will be accreted over the remaining term of the Convertible Senior Notes, which is approximately 6.3 years.

Future payments on the Convertible Senior Notes as of June 30, 2015 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2015	$905
2016	1,810
2017	1,810
2018	1,810
2019	1,810
Thereafter	94,120
Total minimum payments	102,265
Less amount representing interest	(11,765)
Convertible Senior Notes, gross	90,500
Unamortized discount on Convertible Senior Notes	(28,836)
Convertible Senior Notes, including unamortized discount	$61,664

In accordance with ASC 260, Earnings Per Share, the issuance of the Convertible Senior Notes requires the use of the “if-converted” basis when calculating the Company’s diluted net income (loss) per share. Net income (loss) is adjusted to exclude, or add-back, all Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the conversion rate as if the Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately

$31.05 per share of the Company’s common stock), which represents approximately 2,914,652 shares of common stock. Such adjustments to net income (loss) and weighted average shares were not included in the computation of diluted net loss per share for all periods presented as the effect was anti-dilutive. See Note 2 for a computation of diluted net loss per share.

Interest expense related to the Convertible Senior Notes was $1.4 million and $2.7 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, interest expense related to the Company’s indebtedness under the Hercules Loan Agreement was $1.1 million and $2.2 million, respectively. Included in interest expense was $0.9 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, for the accretion and amortization of debt discounts and financing fees.

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

8. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

In July 2014, the FDA approved the New Drug Application (“NDA”) for KERYDIN. In July 2014, the Company entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States on an exclusive basis and is responsible for the selling and marketing of KERYDIN. In September 2014, PharmaDerm launched KERYDIN in the United States.

Pursuant to the Sandoz Agreement, the Company received two upfront payments totaling $40.0 million during the year ended December 31, 2014 and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”).

Under the Sandoz Agreement, the Company is entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN during the term of the agreement, except that, in 2015, the Company was entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as the Company effectively received its 50% share of the first $50.0 million of gross profits as a result of the Launch Payment received in January 2015.

In June 2015, the Company entered into an Amendment (the “Sandoz Amendment”) to the Company’s Distribution and Commercialization Agreement with Sandoz (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) the Company agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. The Company agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The Company paid the first installment of the Anacor Contribution, in the amount of $5.0 million, during June 2015.

The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which the Company is entitled under the Sandoz Agreement for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to the Company for 2017 of $65.0 million and (iii) reduced the price associated with the Company’s option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. The Company is not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017.

Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical trials required by the FDA with respect to KERYDIN. Sandoz is responsible for setting the price for KERYDIN and, except for the Anacor Contribution, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days’ prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, and in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company’s manufacturing costs (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company’s contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company’s contract manufacturer’s facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company’s gross profit sharing payments under the Sandoz Agreement have been, and are expected to continue to be, recorded in the same period as the related end-market sales. The Company recognizes gross profit sharing revenue under the Sandoz Agreement when the underlying gross profits are reliably measurable and reported to the Company by Sandoz. Sandoz has provided, and is expected to continue to provide, the gross profit reporting in the same quarter as the related end-market sales. The Launch Payment of $25.0 million was recorded as deferred revenue when received and was recognized in full, as gross profit sharing revenue, in the six months ended June 30, 2015. As KERYDIN gross profits for 2015 have exceeded the first $50.0 million to be retained by Sandoz, the Company began recognizing its 50% share of the excess over the first $50.0 million during the three and six months ended June 30, 2015 based upon gross profits on sales of KERYDIN for the same periods, as reported to the Company by Sandoz. For the three and six months ended June 30, 2015, the Company recognized gross profit sharing revenue of $15.7 million and $25.9 million, respectively, which includes $14.9 million and $25.0 million, respectively, related to the Launch Payment as described above. The $65.0 million of cumulative minimum gross profit sharing payments for each of 2016 and 2017 will be recognized as Sandoz reports quarterly gross profits to the Company for each quarter in the applicable year, with any remaining amount to be recognized at the end of the applicable year. Should the Company’s 50% share of KERYDIN gross profits for 2016 or 2017 exceed $65.0 million, the Company’s 50% share of any excess gross profits for the applicable year will be recognized when reliably measurable and reported to the Company by Sandoz. As of June 30, 2015, the Company had current and long-term deferred revenue related to the upfront payments of $3.1 million and $34.0 million, respectively. The Company accounts for the expenses incurred in connection with the Sandoz Agreement, including the Anacor Contribution, based on the nature of those expenses. The Company will record the Anacor Contribution when the associated expenses are incurred by Sandoz, as reported to the Company by Sandoz. If at any balance sheet date the cumulative amount paid to Sandoz in respect of the Anacor Contribution exceeds the amount of such associated expenses incurred and reported by Sandoz, the Company will record the excess amount as prepaid expenses and other current assets in its condensed consolidated balance sheets until the associated expenses are incurred by Sandoz. As of June 30, 2015, there were no prepaid expenses related to the Company’s payment of the first installment of the Anacor Contribution during June 2015 and the Company recorded the full $5.0 million of such first installment as selling, general and administrative expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2015.

Revenues recognized under the Sandoz Agreement were as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(unaudited)
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$779	$1,559
Revenue from gross profit sharing	15,746	25,866
Revenue from product sales	1,276	2,445
Total distribution and commercialization agreement revenue	$17,801	$29,870

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

Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the “Advance Funds”). These Advance Funds are replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. As of June 30, 2015, the Company had contract receivables of $0.6 million related to the reimbursement of such research costs. In addition, in 2013 the Gates Foundation also paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the “Pre-Contract Reimbursements”). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $18.3 million of Research Funding.

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

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the “Stock Proceeds”). The potential redemption amount of such potentially redeemable common stock is disclosed in the accompanying condensed consolidated balance sheets (see Note 9). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the “Letter Agreement”) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its June 30, 2015 condensed consolidated balance sheet, the Company classified $1.8 million of the Stock Proceeds as long-term restricted investments and $0.1 million of the Stock Proceeds as short-term restricted investments.

Through June 30, 2015, the Company has recognized total revenue of $13.2 million under the Gates Research Agreement. As of June 30, 2015, the Company has deferred revenue of $0.2 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Amortization of Pre-Contract Reimbursements	$53	$69	$103	$140
Reimbursement for research costs	1,237	1,547	2,392	3,145
Total research contracts revenue	$1,290	$1,616	$2,495	$3,285

United States Department of Defense, Defense Threat Reduction Agency

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

Revenues recognized under the DTRA research agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Research and development funding	$1,252	$887	$2,393	$1,855
Total research contracts revenue	$1,252	$887	$2,393	$1,855

Eli Lilly and Company

Revenues recognized under the research, license and commercialization agreement with Lilly were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Amortization of upfront fee	$—	$30	$—	$480
Research funding	—	50	—	800
Total research contracts revenue	$—	$80	$—	$1,280

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

The Company has determined that the 809,061 shares of potentially redeemable common stock are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of June 30, 2015. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period. The potential redemption amounts as of June 30, 2015 and December 31, 2014 were $62.6 million and $26.1 million, respectively, based on the closing price of the Company’s common stock on such dates.

10. Common Stock Warrants

During the three months ended June 30, 2015, 40,623 warrants with an exercise price of $16.936 per share were net exercised, resulting in the issuance of 30,368 shares of the Company’s common stock. As of June 30, 2015, there were no outstanding warrants to purchase the Company’s common stock.

11. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of goods sold	$35	$—	$98	$—
Research and development	1,684	1,249	3,234	2,334
Selling, general and administrative (1)	2,433	1,942	4,801	5,593
Total	$4,152	$3,191	$8,133	$7,927

(1)         Includes $3.0 million of expense for the six months ended June 30, 2014 related to stock options held by the Company’s prior chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications.

The Company grants time-based stock options, time-based restricted stock units (“RSUs”) and market-based performance restricted stock units (“PRSUs”). In addition, the Company made a grant of market-based performance stock options (“PSOs”) in the six months ended June 30, 2014. Stock option, RSU, PRSU and PSO grants are subject to (i) limitations on transferability, (ii) accelerated vesting in the event of certain terminations in connection with a change of control and (iii) until they vest, forfeiture if the grantee’s service with the Company terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, the Company issues to the grantee one share of common stock for each such RSU or PRSU. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based stock option awards. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based PRSU and PSO grants. Time-based RSUs are valued at the closing price of the Company’s common stock on the date of grant.

For the three and six months ended June 30, 2015, the Company issued 193,587 shares and 517,087 shares, respectively, of the Company’s common stock and received approximately $1.8 million and $4.0 million, respectively, in cash as a result of the exercise of stock options. Total stock options granted to the Company’s employees and nonemployee directors for the three and six months ended June 30, 2015 were 86,651 and 657,011, respectively. The Company did not grant any PSOs in the three and six months ended June 30, 2015. There were no options granted to nonemployee advisors for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, the weighted-average fair value per share of options granted to the Company’s employees and nonemployee directors was $43.82 and $26.80, respectively. For the three and six months ended June 30, 2015, the Company issued 6,250 shares and 99,250 shares, respectively, of the Company’s common stock as a result of the vesting of RSUs. The Company granted 10,829 and 139,839 RSUs and 12,012 and 59,662 PRSUs for the three and six months ended June 30, 2015, respectively.

The stock options granted to employees during the three and six months ended June 30, 2015 will vest over four years, with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter. The stock options granted to nonemployee directors during the three and six months ended June 30, 2015 will vest over one year, with 1/12th of the shares subject to the award vesting each month following the grant date thereof. The RSUs granted to employees during the three and six months ended June 30, 2015 will vest over four years, with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date. The RSUs granted to nonemployee directors during the three and six months ended June 30, 2015 will vest in full on the date preceding the date of the Company’s 2016 Annual Meeting of Stockholders. 55,658 of the PRSUs granted during the six months ended June 30, 2015 will vest as follows:  in the event that the volume-weighted average price of the Company’s common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to January 1, 2016 or (ii) $100.00 per share for 30 consecutive trading days prior to January 1, 2017, the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in clause (i) or (ii) is met. 4,004 of the PRSUs granted during the six months ended June 30, 2015 will vest as follows: in the event that the volume-weighted average price of the Company’s common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to January 1, 2017, 50% of the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in this clause (i) is met, and (ii) $100.00 per share for 30 consecutive trading days prior to January 1, 2017, the remaining 50% of the shares subject to the award  shall vest in two equal annual installments following the date on which the condition specified in this clause (ii) is met.

As of June 30, 2015, there were outstanding stock options to purchase 4,755,256 shares of the Company’s common stock, 437,169 outstanding RSUs and 59,662 outstanding PRSUs. As of June 30, 2015, the Company had $39.5 million and $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and Employee Stock Purchase Program (“ESPP”) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.8 years and 0.6 years, respectively. For the six months ended June 30, 2015, there were 51,048 shares of the Company’s common stock purchased under the ESPP. There were no shares purchased under the ESPP during the three months ended June 30, 2015.

The weighted-average fair values for PSOs and PRSUs granted during the six months ended June 30, 2015 and 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	PRSUs	PSOs	PRSUs
	(unaudited)	(unaudited)
Number of PSOs or PRSUs granted	59,662	100,000	50,000
Exercise price	$—	$21.21	$—
Risk-free interest rate	0.5%	1.3%	1.3%
Volatility	54% - 67%	60%	60%
Dividends	—	—	—
Weighted-average fair value per share of PRSUs or PSOs granted	$18.45	$9.82	$17.87

The Company will recognize the estimated expense of the PRSUs granted during the six months ended June 30, 2015, as determined under the simulation models, over the expected life of the awards, with no adjustment in future periods based upon the Company’s actual stock price over the performance period. The Company recognized the stock-based compensation expense for the PSOs and PRSUs granted during the six months ended June 30, 2014 over the expected lives of the awards during the year ended December 31, 2014.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5% is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. Our lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 (PDE-4) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In July 2015, we announced preliminary top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. We currently plan to file a New Drug Application (“NDA”) for crisaborole in the first half of 2016.

Beyond KERYDIN and crisaborole, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company (“Lilly”) for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (“DNDi”) for the potential treatment of human African trypanosomiasis (“HAT” or “sleeping sickness”). The third compound is licensed to GlaxoSmithKline LLC (“GSK”) for development in tuberculosis (“TB”). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, and certain other wholly-owned investigational product candidates.

Developments Affecting our Business

Following is a summary of developments affecting our business. For additional developments or a more comprehensive discussion of certain developments discussed below, see our other periodic filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report.

In July 2015, we announced preliminary top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. The studies consisted of two multi-center, double-blind, vehicle-controlled studies of over 750 patients each, aged 2 years and older with mild-to-moderate atopic dermatitis (defined as an Investigator’s Static Global Assessment (“ISGA”) score of 2 (mild) or 3 (moderate)). The ISGA is a 5-point scale ranging from 0 (clear) to 4 (severe). Patients were randomized in a 2:1 ratio (crisaborole:vehicle). Crisaborole or vehicle was applied twice daily for 28 days. The primary efficacy endpoint was success in ISGA at day 29

(defined as the proportion of patients achieving an ISGA score of 0 (clear) or 1 (almost clear) with at least a 2-grade improvement from baseline). In Study AD-301, 32.8% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 25.4% of patients treated with vehicle (p=0.038). In Study AD-302, 31.4% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 18.0% of patients treated with vehicle (p<0.001). Secondary endpoints included the proportion of patients achieving an ISGA score of 0 or 1 (irrespective of a minimum 2-grade improvement) at day 29 and time to success in ISGA. In Study AD-301, 51.7% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 40.6% of patients treated with vehicle (p=0.005). In Study AD-302, 48.5% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 29.7% of patients treated with vehicle (p<0.001). The time course to success in ISGA between crisaborole and vehicle was statistically significantly different (p<0.001) in each study, with patients treated with crisaborole achieving success earlier than vehicle-treated patients. Our safety evaluation included reported adverse events, safety laboratory tests and vital signs. The safety results from the studies were consistent with previous studies, and the majority of adverse events in crisaborole-treated patients were graded as mild in severity. The most common adverse events occurring on a pooled basis across both studies in > 2% of patients were application site pain (4.4% and 1.2% for crisaborole and vehicle, respectively) and upper respiratory tract infections (3.0% and 3.0% for crisaborole and vehicle, respectively). There were no treatment-related serious adverse events among patients treated with crisaborole. In addition to the Phase 3 pivotal studies, we are conducting an open-label long-term safety study to evaluate the safety of intermittent use of crisaborole for up to 12 months. We currently expect to announce the results of the long-term safety study by the end of 2015.

In June 2015, we entered into an Amendment (the “Sandoz Amendment”) to our Distribution and Commercialization Agreement with Sandoz executed in July 2014 (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) we agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. We agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. We paid the first installment of the Anacor Contribution, in the amount of $5.0 million, during June 2015. The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which we are entitled for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to us for 2017 of $65.0 million and (iii) reduced the price associated with our option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014, and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”). We are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as we effectively received our 50% share of the first $50.0 million of gross profits as a result of the Launch Payment. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. As KERYDIN gross profits for 2015 have exceeded the first $50.0 million to be retained by Sandoz, we began recognizing our 50% share of the excess over the first $50.0 million during the three and six months ended June 30, 2015 based upon gross profits on sales of KERYDIN for the same periods, as reported to us by Sandoz. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for setting the price for KERYDIN and, except for the Anacor Contribution, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

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

We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB, as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Our partnerships include collaborations with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease; Medicines for Malaria Venture to develop compounds for the treatment of malaria; the Global Alliance for Livestock Veterinary Medicines to develop compounds for the treatment of animal trypanosomiasis; and The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial was recently completed and a Phase 2/3 registration trial could be initiated as early as the first quarter of 2016.

Capital Markets and Financing Activities

The following is a summary of our most recent capital markets and financing activities. For additional capital markets and financing activities or a more comprehensive discussion of certain activities discussed below, see our other periodic filings with the SEC, including our Annual Report.

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

We received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. During the fourth quarter of 2014, we used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our loan and security agreement (the “Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

Pursuant to the indenture governing the Convertible Senior Notes, holders may convert their Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. As a result, holders may convert their Convertible Senior Notes during the quarter ending September 30, 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical study and clinical trial accruals and deferred advance payments, valuation of liability and equity components of our convertible debt, accrued compensation, stock-based compensation and other contingencies. We base our estimates on historical experience or on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. There have been no changes for the three and six months ended June 30, 2015 to our critical accounting policies or significant judgments and estimates as disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report that have had a material impact on our condensed consolidated financial statements and related notes.

Stock-Based Compensation

We grant time-based stock options, time-based restricted stock units (“RSUs”) and market-based performance restricted stock units (“PRSUs”). In addition, we made a grant of market-based performance stock options (“PSOs”) in the quarter ended March 31, 2014. Stock option, RSU, PRSU and PSO grants are subject to (i) limitations on transferability, (ii) accelerated vesting in the event of certain terminations in connection with a change of control and (iii) until they vest, forfeiture if the grantee’s service with us terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, we issue to the grantee one share of common stock for each such RSU or PRSU.

We recorded noncash stock-based compensation expense for stock option (including PSO), RSU and PRSU grants and employee stock purchase program (“ESPP”) stock purchase rights of $4.2 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $8.1 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively. Included in the amount for the six months ended June 30, 2014 was $3.0 million of stock-based compensation expense related to stock options held by our former chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications. As of June 30, 2015, we had outstanding stock options to purchase 4,755,256 shares of our common stock, 437,169 outstanding RSUs and 59,662 outstanding PRSUs. As of June 30, 2015, we had $39.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards, and $0.4 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.8 years and 0.6 years, respectively. There were 51,048 shares of our common stock purchased under the ESPP during the six months ended June 30, 2015. There were no shares purchased under the ESPP during the three months ended June 30, 2015. We expect to continue to grant stock options, RSUs, PRSUs and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option-pricing model, which we use to estimate the fair value of our time-based stock option awards, or Monte Carlo valuation method, which we use to estimate the fair value of our market-based PRSU and PSO grants, change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standard update requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. At the time of adoption, we will reclassify debt issuance costs as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount. We do not expect that the adoption of this accounting standard update will have a material impact our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the new standard by one year. Following such deferral, the new standard becomes effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016 (including interim reporting periods within those periods). The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not yet selected a transition method and we are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase/ (decrease)	2015	2014	Increase/ (decrease)
	(in thousands) (unaudited)
Distribution and commercialization agreement revenue	$17,801	$—	$17,801	$29,870	$—	$29,870
Research contracts revenue	3,536	2,931	605	6,731	7,089	(358)

Cost of goods sold (1)	680	—	680	1,434	—	1,434
Research and development expenses (1)	18,666	19,261	(595)	36,827	35,196	1,631
Selling, general and administrative expenses (1)	13,987	7,095	6,892	22,132	15,423	6,709

Interest income	176	59	117	368	123	245
Interest expense	1,376	1,142	234	2,733	2,273	460

(1) Includes the following stock-based compensation expenses:

Cost of goods sold	$35	$—	$35	$98	$—	$98
Research and development expenses	1,684	1,249	435	3,234	2,334	900
Selling, general and administrative expenses	2,433	1,942	491	4,801	5,593	(792)

Comparison of Three Months Ended June 30, 2015 and 2014

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. For the three months ended June 30, 2015, we recognized $0.8 million of the $40.0 million in total upfront payments made to us during 2014 under the Sandoz Agreement and $1.3 million from product sales of KERYDIN to Sandoz. We also recognized $15.7 million of gross profit sharing revenue during the three months ended June 30, 2015, which included the final $14.9 million of the $25.0 million Launch Payment made to us by Sandoz in January 2015, based upon gross profits on sales of KERYDIN, as reported to us by Sandoz.

Research contracts revenue.  For the three months ended June 30, 2015, research contracts revenue increased by $0.6 million as compared to the same period in the prior year. During the three months ended June 30, 2015, we recognized $1.3 million for research services performed under the Gates Foundation agreement. We also recognized $1.3 million under our research contract with DTRA and $0.9 million for research performed under our other agreements with not-for-profit organizations for neglected diseases and from government grants. For the three months ended June 30, 2014, we recognized $1.6 million for research services performed under the Gates Foundation agreement and $0.9 million under our research contract with DTRA. In the prior year quarter, we also recognized $0.1 million in research funding under the Lilly Agreement and $0.3 million for research performed under our other agreements with not-for-profit organizations for neglected diseases.

Cost of goods sold.  For the three months ended June 30, 2015, we recognized $0.7 million of product costs for KERYDIN finished drug product released to Sandoz during the quarter. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we record for 2015 relating to sales of KERYDIN to Sandoz is expected to be lower than the amount actually incurred to manufacture such drug product.

Research and development expenses.  For the three months ended June 30, 2015, research and development expenses decreased by $0.6 million as compared to the same period in the prior year, primarily due to a decrease in costs for our KERYDIN program of $4.4 million, which was partially offset by an increase of $1.8 million in costs relating to our crisaborole program. The decrease in KERYDIN costs in the three months ended June 30, 2015 was primarily due to decreased manufacturing and clinical trial activities, internal efforts and overhead as compared to the three months ended June 30, 2014, when we were actively involved in manufacturing activities related to our pre-commercialization and regulatory efforts for KERYDIN. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory. In addition, in the first quarter of 2014, we initiated a clinical study of KERYDIN to evaluate its efficacy, safety and local tolerability when treating mild-to-moderate toenail onychomycosis in conjunction with debridement, as needed. In connection with our entry into the Sandoz Agreement, we and Sandoz reviewed development plans for KERYDIN and made a commercial decision to terminate the debridement study. The increase in crisaborole costs in the three months ended June 30, 2015 as compared to the same period in the prior year was primarily due to increased manufacturing activities related to our regulatory efforts, including related increases in internal efforts and overhead, partially offset by decreases in clinical trial and preclinical activities. In the second quarter of 2015, our two Phase 3 pivotal studies of crisaborole were closing out as compared to the first quarter of 2014, when we were actively enrolling patients in the Phase 3 pivotal studies and our long-term safety trial.

In the second quarter of 2015, our research and development expenses for our DTRA program increased by $0.4 million over the prior year quarter. Our research and development expenses under our Gates Foundation program decreased by $0.2 million as compared to the second quarter of 2014. We also had a net increase of $1.8 million in our spending on other research activities, including under our neglected disease programs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.9 million for the three months ended June 30, 2015 as compared to the prior year quarter, reflecting $5.0 million of expenses associated with the first installment of the Anacor Contribution paid to Sandoz in June 2015, as well as increases of $1.1 million in salaries and benefits associated with additional personnel, $0.5 million in stock-based compensation expense and $0.3 million in professional services and other expenses.

Interest income.  The increase in interest income for the three months ended June 30, 2015 as compared to the prior year quarter was primarily due to higher average investment balances resulting from the issuance of our Convertible Senior Notes in October 2014.

Interest expense.  Interest expense increased in the three months ended June 30, 2015 as compared to the prior year quarter due to a higher average outstanding debt balance, partially offset by a lower effective interest rate.

Comparison of Six Months Ended June 30, 2015 and 2014

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. For the six months ended June 30, 2015, we recognized $1.6 million of the $40.0 million in total upfront payments made to us during 2014 under the Sandoz Agreement and $2.5 million from product sales of KERYDIN to Sandoz. We also recognized $25.9 million of gross profit sharing revenue during the six months ended June 30, 2015, which included the entire $25.0 million Launch Payment made to us by Sandoz in January 2015, based upon gross profits on sales of KERYDIN, as reported to us by Sandoz.

Research contracts revenue.  For the six months ended June 30, 2015, research contracts revenue decreased by $0.4 million as compared to the same period in the prior year. The decrease was primarily due to a $1.3 million reduction in revenue as a result of the termination of the research term of the Lilly Agreement effective April 2014, which was partially offset by increases in our DTRA and other contract revenue. During the six months ended June 30, 2015, we recognized $2.5 million for research services performed under the Gates Foundation agreement. We also recognized $2.4 million under our research contract with DTRA and $1.8 million for research performed under our other agreements with not-for-profit organizations for neglected diseases and from government grants. For the six months ended June 30, 2014, we recognized $3.3 million for research services performed under the Gates Foundation agreement. In the prior year period we also recognized $1.9 million under our research contract with DTRA, $0.8 million in research funding and $0.5 million of the $3.5 million upfront fee received, under the Lilly Agreement, and $0.6 million for research performed under our other agreements with not-for-profit organizations for neglected diseases.

Cost of goods sold.  For the six months ended June 30, 2015, we recognized $1.4 million of product costs for KERYDIN finished drug product released to Sandoz during the period. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we record for 2015 relating to sales of KERYDIN to Sandoz is expected to be lower than the amount actually incurred to manufacture such drug product.

Research and development expenses.  For the six months ended June 30, 2015, research and development expenses increased by $1.6 million as compared to the same period in the prior year, primarily due to increases in costs for our crisaborole program and other research activities of $6.3 million and $2.9 million, respectively. This increase was partially offset by a decrease of $7.6 million in costs relating to our KERYDIN program. The increase in crisaborole costs for the six months ended June 30, 2015, as compared to the same period in the prior year, was primarily due to increased manufacturing activities related to our regulatory efforts and medical education and scientific publication activities, including the related increases in internal efforts and overhead. The decrease in KERYDIN costs for the six months ended June 30, 2015 was primarily due to decreased manufacturing and clinical trial activities and internal efforts as compared to the first six months of the prior year, when we were actively involved in manufacturing activities related to our pre-commercialization and regulatory efforts for KERYDIN. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory. In addition, in the first quarter of 2014, we had initiated a clinical study of KERYDIN to evaluate its efficacy, safety and local tolerability when treating mild-to-moderate toenail onychomycosis in conjunction with debridement, as needed. In connection with our entry into the Sandoz Agreement, we and Sandoz reviewed development plans for KERYDIN and made a commercial decision to terminate the debridement study.

In the first six months of 2015, our research and development expenses under our DTRA program increased by $0.6 million as compared to first six months of 2014. Our research and development expenses under the Gates Foundation program decreased by $0.6 million as compared to the first six months of 2014. We also had an increase of $2.9 million in our spending on other research activities, including under our neglected disease programs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.7 million for the six months ended June 30, 2015 as compared to the same period in the prior year, reflecting $5.0 million in expenses associated with the first installment of the Anacor Contribution paid to Sandoz in June 2015, as well as increases of $2.4 million in salaries and benefits associated with additional personnel, $2.3 million in stock-based compensation expense and $1.3 million in professional services and other expenses, which were partially offset by the absence of $3.7 million in non-recurring other stock-based compensation expense and severance costs recorded in the prior year period related to the resignation of our former chief executive officer in the first quarter of 2014. We expect that selling, general and administrative expenses in the second half of 2015 will exceed selling, general and administrative expenses in the first half of 2015 as we make additional installments of the Anacor Contribution and expand our operating activities.

Interest income.  The increase in interest income for the six months ended June 30, 2015 as compared to the first six months of the prior year was primarily due to higher average investment balances resulting from the issuance of our Convertible Senior Notes in October 2014.

Interest expense.  Interest expense increased in the six months ended June 30, 2015 as compared to the first six months of the prior year due to a higher average outstanding debt balance partially offset by a lower effective interest rate.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six months ended June 30,
	2015	2014
	(unaudited)
Net cash used in operating activities	$(18,068)	$(36,332)
Net cash provided by (used in) investing activities	5,229	(59,388)
Net cash provided by financing activities	4,338	927
Net decrease in cash and cash equivalents	$(8,501)	$(94,793)

Net cash used in operating activities was $18.1 million and $36.3 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in operating activities for the first six months of 2015 reflected our net loss of $26.2 million, adjusted for non-cash expenses of $11.0 million primarily related to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to our Convertible Senior Notes. In addition, we had a net cash outflow of $2.9 million related to net changes in operating assets and liabilities during this period, primarily related to increases in inventory, prepaid expenses and other current assets, and accrued liabilities related to our clinical trials and external regulatory related manufacturing activities, partially offset by decreases in other current liabilities and deferred revenue primarily related to our recognition of the $40.0 million upfront payment under the Sandoz Agreement. Net cash used in operating activities for the first six months of 2014 reflected our net loss of $45.7 million, adjusted for non-cash expenses of $9.2 million related primarily to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to our Hercules Loan Agreement. In addition, we had a $0.1 million net cash inflow related to net changes in operating assets and liabilities during this period, primarily related to increases in our long-term advance payments and accrued liabilities related to our clinical trials, partially offset by our payment of 2013 estimated income taxes.

Net cash provided by investing activities was $5.2 million for the six months ended June 30, 2015 as compared to net cash used in investing activities of $59.4 million for the six months ended June 30, 2014. Net cash provided by investing activities for the six months ended June 30, 2015 reflected maturities of investments and transfers from restricted investments related to the Gates Foundation agreement exceeding purchases of investments and property and equipment. Net cash used in investing activities for the six months ended June 30, 2014 reflected purchases of investments and purchases of property and equipment exceeding the maturities of investments during the period.

Net cash provided by financing activities was $4.3 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for both periods consisted of the proceeds from exercises of stock options and ESPP purchases.

Our cash, cash equivalents and investments totaled $176.9 million as of June 30, 2015, compared to $191.6 million as of December 31, 2014. Balances as of June 30, 2015 and December 31, 2014 included cash and cash equivalents of $7.5 million and $16.0 million, short-term and long-term investments of $167.2 million and $171.9 million and restricted investments of $2.2 million and $3.7 million, respectively.

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

•                  any issues, delays or failures arising during the course, or as a result, of our studies relating to crisaborole;

•                  the timing and cost of our potential regulatory filings for our product development candidates, including crisaborole;

•                  the outcome, timing and cost of regulatory approvals, including with respect to crisaborole;

•                  our ability to timely and successfully launch, either alone or with a partner, crisaborole, if approved;

•                  the effects of competing technological and market developments;

•                  the cost and timing of commercial-scale outsourced manufacturing activities;

•                  the cost of establishing sales, marketing and distribution capabilities for product candidates for which we may receive regulatory approval;

•                  the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and potential product candidates;

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

•                  the extent to which we acquire or invest in businesses, products or technologies; and

•                  the impact of general economic, industry, market or political conditions.

If, in the future, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of our current or future planned activities.

We expect to continue to experience net losses and negative cash flows during 2015, and we cannot guarantee that payments under the Sandoz Agreement or other sources of funding will be sufficient to offset losses in future years. We may require additional capital to fund research and development activities, including clinical trials for our development programs and preclinical activities for our product candidates, as well as future commercial and business development activities. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may elect to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Contractual Obligations

Our contractual obligations consist primarily of obligations under our Convertible Senior Notes, lease agreements and inventory purchase obligations. In June 2015, we entered into the Sandoz Amendment, pursuant to which, among other things, we agreed to make the Anacor Contribution to Sandoz in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. We paid the first installment of the Anacor Contribution, in the amount of $5.0 million, during the three months ended June 30, 2015. Except for the Sandoz Amendment, there were no material changes during the six months ended June 30, 2015 that occurred outside the ordinary course of our business to the contractual obligations included in our Annual Report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of June 30, 2015, we had cash, cash equivalents, short-term investments, long-term investments and restricted investments of $176.9 million. Our investment portfolio as of June 30, 2015 was comprised of corporate debt securities, U.S. federal agency securities, commercial paper and a money market fund, all of which met the credit quality and diversification standards specified in our investment policy. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 132 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the factors discussed in “Risk Factors” in our periodic filings with the SEC, including our Annual Report, should be carefully considered in evaluating us and our business. The risks and uncertainties described in our periodic reports are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

ITEM 5. OTHER INFORMATION

On August 5, 2015, we entered into an Amendment (the “Hovione Amendment”) to our Manufacturing Agreement (together, the “Hovione Agreement”) with Hovione FarmaCiencia SA (“Hovione”), pursuant to which Hovione manufactures and supplies to us active pharmaceutical ingredient (“API”) for KERYDIN. The Hovione Amendment deleted certain early termination rights that permitted Hovione, subject to specified notice requirements, to terminate the Hovione Agreement effective December 31, 2018 in the event that we do not make aggregate purchases of API for KERYDIN from Hovione in excess of a specified minimum amount.

The description of the Hovione Amendment above is qualified in its entirety by reference to the text of the Hovione Amendment, a copy of which is attached as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits. The exhibits listed in the accompanying index to exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	ANACOR PHARMACEUTICALS, INC.

	By:	/s/ GRAEME BELL
Graeme Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Form of Director Time-Vesting Stock Option Grant Notice and Award Agreement.
10.2	Form of Director Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement (Settlement Upon Vesting).
10.3	Form of Director Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement (Deferred Settlement).
10.4	Letter Agreement, dated April 9, 2014, between the Registrant and Ryan T. Sullivan.
10.5	Amended and Restated Letter Agreement, dated April 29, 2015, between the Registrant and Vincent P. Ippolito.
10.6	Letter Agreement, dated May 15, 2015, between the Registrant and Graeme Bell.
10.7	Separation and Release Agreement, dated May 31, 2015, between the Registrant and Geoffrey M. Parker.
10.8	Consulting Agreement, dated as of May 31, 2015, between the Registrant and Geoffrey M. Parker.
10.9†	Amendment, effective as of June 26, 2015, to the Distribution and Commercialization Agreement between the Registrant and Sandoz Inc.
10.10	Amendment No. 1, effective as of August 5, 2015, to the Manufacturing Agreement between the Registrant and Hovione FarmaCiencia SA.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (vi) the unaudited Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)

This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.