Form 10-Q
period 2015-09-30
Anacor Pharmaceuticals, Inc.
filed 2015-11-06
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were 44,123,977 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2015	2014 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,209	$15,991
Short-term investments	139,032	130,012
Restricted investments, short-term	927	1,723
Contract receivables	22,958	5,708
Inventory	3,454	2,518
Prepaid expenses and other current assets	4,176	4,618
Total current assets	180,756	160,570
Long-term investments	1,195	41,905
Restricted investments, long-term	2,051	2,004
Property and equipment, net	1,732	1,642
Other assets	2,745	2,926
Total assets	$188,479	$209,047

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$8,048	$4,520
Accrued liabilities	18,027	17,087
Deferred revenue	4,235	4,634
Other current liabilities	1,295	2,412
Total current liabilities	31,605	28,653
Convertible senior notes, net	62,298	59,969
Deferred revenue, less current portion	33,225	35,740
Other liabilities	627	901

Commitments and contingencies

Redeemable common stock: redemption amount of $95,235 and $26,092 as of September 30, 2015 and December 31, 2014, respectively	4,952	4,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	43	42
Additional paid-in capital	315,630	296,527
Accumulated other comprehensive gain (loss)	25	(145)
Accumulated deficit	(259,926)	(217,592)
Total stockholders’ equity	55,772	78,832
Total liabilities, redeemable common stock and stockholders’ equity	$188,479	$209,047

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Distribution and commercialization agreement	$21,144	$1,066	$51,014	$1,066
Research contracts	3,406	2,889	10,137	9,978
Total revenues	24,550	3,955	61,151	11,044

Operating expenses:
Cost of goods sold	591	202	2,025	202
Research and development	19,416	19,521	56,243	54,717
Selling, general and administrative	19,490	7,707	41,622	23,130
Trademark agreement	—	6,800	—	6,800
Total operating expenses	39,497	34,230	99,890	84,849

Loss from operations	(14,947)	(30,275)	(38,739)	(73,805)
Interest income	146	66	514	189
Interest expense	(1,396)	(1,133)	(4,129)	(3,406)
Other income	20	—	20	—
Net loss	$(16,177)	$(31,342)	$(42,334)	$(77,022)
Net loss per share — basic and diluted	$(0.37)	$(0.74)	$(0.97)	$(1.83)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	44,042,319	42,318,906	43,780,188	41,995,292

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(16,177)	$(31,342)	$(42,334)	$(77,022)
Change in unrealized gain (loss) on investments	38	(12)	170	31
Comprehensive loss	$(16,139)	$(31,354)	$(42,164)	$(76,991)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(42,334)	$(77,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	357
Accretion and amortization of debt discount and debt issuance costs	2,771	755
Stock-based compensation	13,382	11,669
Amortization of premium on investments	1,063	840
Other income	(20)	—
Changes in assets and liabilities:
Contract receivables	(17,250)	(688)
Inventory	(936)	(1,366)
Prepaid expenses and other current assets	453	(2,117)
Other assets	(38)	—
Accounts payable	3,528	(617)
Accrued liabilities	944	7,400
Income taxes payable	—	(1,706)
Other current liabilities	(1,392)	(199)
Deferred revenue	(2,914)	38,945
Net cash used in operating activities	(42,287)	(23,749)

Investing activities
Transfers from restricted investments, net	749	1,197
Purchases of investments	(112,924)	(160,724)
Maturities of investments	143,720	78,700
Acquisition of property and equipment	(546)	(611)
Net cash provided by (used in) investing activities	30,999	(81,438)

Financing activities
Payment of financing fee	—	(50)
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	5,506	7,340
Net cash provided by financing activities	5,506	7,290

Net decrease in cash and cash equivalents	(5,782)	(97,897)
Cash and cash equivalents at beginning of period	15,991	114,755
Cash and cash equivalents at end of period	$10,209	$16,858

Supplemental disclosure of cash flow information
Cash paid for interest	$900	$2,660
Supplemental disclosure of noncash financing activities
Conversion of Convertible Senior Notes to common stock	$216	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

The accompanying December 31, 2014 condensed consolidated balance sheet is derived from the audited financial statements for the year ended December 31, 2014, but does not include all the disclosures necessary for audited financial statements required by GAAP. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary, in the opinion of management, to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other future period.

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

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes for the three and nine months ended September 30, 2015 to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Customer Concentration

For the three and nine months ended September 30, 2015, the Company’s revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (as defined in Note 8) (including revenues from gross profit sharing payments, upfront and product launch payments and product sales of KERYDIN to Sandoz) (see Note 8). For the three and nine months ended September 30, 2014, the Company’s revenues consisted primarily of research contracts revenue from a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”), distribution and commercialization agreement revenues under the Sandoz Agreement (including revenues from upfront payments and product sales of KERYDIN to Sandoz) and research contracts revenue from a contract with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”) and a collaboration agreement with Lilly.

The following table shows the percentage of revenues attributable to agreements with counterparties that accounted for 10% or more of total revenues in the specified periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Sandoz	86%	27%	83%	10%
Gates Foundation	*	45%	*	46%
DTRA	*	15%	*	22%
Lilly	—	—	—	12%

*    less than 10% of total revenue

Contract Receivables

As of September 30, 2015, the Company’s contract receivables included $20.7 million due from Sandoz, $1.6 million due from DTRA (see Note 8) and $0.7 million due under other contracts. As of December 31, 2014, the Company’s contract receivables included $4.0 million due from Sandoz, $1.0 million due from DTRA (see Note 8) and $0.7 million due under other contracts.

The Company does not believe that the credit risks associated with the counterparties to such agreements are significant. Based on historical experience, the Company did not record an allowance for doubtful accounts as of September 30, 2015 and December 31, 2014.

Net Loss per Share

The following table presents the calculation for the three and nine months ended September 30, 2015 and 2014 of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss per share:
Net loss	$(16,177)	$(31,342)	$(42,334)	$(77,022)
Weighted-average number of shares—basic and diluted	44,042,319	42,318,906	43,780,188	41,995,292
Net loss per share—basic and diluted	$(0.37)	$(0.74)	$(0.97)	$(1.83)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Stock options and restricted stock units	5,153,185	5,535,382	5,153,185	5,535,382
Shares issuable upon conversion of Convertible Senior Notes	2,903,413	—	2,903,413	—
Warrants to purchase common stock	—	40,623	—	40,623
	8,056,598	5,576,005	8,056,598	5,576,005

Recent Accounting Pronouncements

In July 2015, the FASB issued an accounting standard update to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The accounting standard update becomes effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the accounting standard update will have on its consolidated financial statements and related footnote disclosures.

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

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the new standard by one year. Following such deferral, the new standard becomes effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016 (including interim reporting periods within those periods). The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on its consolidated financial statements and related footnote disclosures.

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

The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

September 30, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
			(unaudited)
Federal agency securities	Level 2	$34,161	$2	$(1)	$34,162
Commercial paper	Level 2	35,615	16	—	35,631
Corporate debt securities	Level 2	80,766	15	(7)	80,774
Total available for sale securities		$150,542	$33	$(8)	$150,567
Classified as:
Cash and cash equivalents					$7,610
Short-term investments					139,032
Restricted investments, short-term					927
Long-term investments					1,195
Restricted investments, long-term					1,803
Total available for sale securities					$150,567

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$13,231	$—	$—	$13,231
Federal agency securities	Level 2	57,625	6	(40)	57,591
Commercial paper	Level 2	25,501	46	—	25,547
Corporate debt securities	Level 2	93,941	—	(157)	93,784
Total available for sale securities		$190,298	$52	$(197)	$190,153
Classified as:
Cash and cash equivalents					$14,731
Short-term investments					130,012
Restricted investments, short-term					1,723
Long-term investments					41,905
Restricted investments, long-term					1,782
Total available for sale securities					$190,153

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

Investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Classification of short-term investments, short-term restricted investments, long-term investments and long-term restricted investments is initially based on the contractual maturity at the date of purchase and is reevaluated at each balance sheet date. Long-term investments and long-term restricted investments held as of September 30, 2015 and December 31, 2014 had contractual maturities at the date of purchase of more than one year but equal to or less than two years. The Company does not currently intend to sell any of the securities it holds before maturity and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, no unrealized losses on available for sale investments were attributed to credit risk and all unrealized losses on available for sale investments were considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position as of September 30, 2015 will be held until maturity and that the Company will recover the cost basis of such  investments. For the three and nine months ended September 30, 2015 and 2014, the Company did not record any impairment charges on marketable securities related to other-than-temporary declines in market value.

During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 financial assets.

Convertible Senior Notes

The fair value of the Company’s 2.00% Convertible Senior Notes due 2021 (the “Convertible Senior Notes”) (see Note 6) was determined using Level 2 inputs based on the quoted market value thereof.

The following table summarizes the carrying amount and fair value of the Convertible Senior Notes (in thousands):

	September 30, 2015		December 31, 2014
	(unaudited)
	Net Carrying Amount of Liability Component	Fair Value	Net Carrying Amount of Liability Component	Fair Value
Convertible Senior Notes	$62,298	$342,302	$59,969	$112,592

4. Inventory

The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the balance sheet during that month. As of September 30, 2015 and December 31, 2014, all inventories were related to KERYDIN drug product.

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)

Work in progress	$2,512	$1,867
Finished goods	942	651
Total inventory	$3,454	$2,518

The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of September 30, 2015, the Company relied on Hovione FarmaCiencia SA (“Hovione”) and DPT Laboratories, Ltd. (“DPT”) for its requirements of active pharmaceutical ingredient (“API”) and finished drug product for KERYDIN, respectively. While the Company actively monitors and manages its third party manufacturers, any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments to the Company under the Sandoz Agreement.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)

Accrued compensation	$4,903	$5,065
Accrued preclinical study and clinical trial costs	9,077	7,743
Other	4,047	4,279
Total accrued liabilities	$18,027	$17,087

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

The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the “Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, with the first interest payment made on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances: (i) during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events described in the Indenture; or (iv) if the Company calls the Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As described in clause (i) above, holders may convert their Convertible Senior Notes during the quarter ending December 31, 2015. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof (with the form of consideration at the Company’s election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,903,413 shares of common stock, based on the $90.2 million aggregate principal amount of Convertible Senior Notes outstanding as of September 30, 2015. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of Convertible Senior Notes and, as of September 30, 2015, the Company had an aggregate of 3,919,604 shares of common stock reserved for issuance upon conversion of the Convertible Senior Notes. The Convertible Senior Notes will not be redeemable at the Company’s option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default. The if-converted value of the Convertible Senior Notes exceeded their principal amount by $251.6 million as of September 30, 2015 because the closing market price of the Company’s common stock on such date of $117.71 per share exceeded the implicit conversion price of $31.05 per share.

During the three months ended September 30, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. The Company elected to settle such conversions by delivery of shares of the Company’s common stock and issued an aggregate of 11,239 shares with an estimated fair value of $1.3 million, based on the closing market price of the Company’s common stock on the conversion date. The Company allocated $1.1 million of the fair value of the issued shares to the reacquisition of the equity component of such converted notes and recorded a gain of approximately $20,000 on the extinguishment of the debt component of such converted notes, which is included in other income in the condensed consolidated statements of operations.

In connection with the sale of the Venrock Notes, the Company entered into a registration rights agreement with the Venrock Funds. Pursuant to such registration rights agreement, the Venrock Funds may require the Company, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of the Company’s common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

The Convertible Senior Notes are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in the Company’s stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. Inputs to these models included volatility of 45%, an implied credit spread of 6.88%, a risk-free interest rate of 1.99% and a discount rate of 8.87%. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of September 30, 2015.

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

The following table summarizes information about the equity and liability components of the Convertible Senior Notes as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	(unaudited)
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$18,670	$62,298	$27,853

	December 31, 2014
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
Convertible Senior Notes	$19,776	$59,969	$30,531

(1)                                 Net of the equity component of debt issuance costs and deferred income taxes.

The following table presents the components of interest expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Interest on outstanding indebtedness(1)	$453	$894	$1,358	$2,651
Accretion/amortization of debt discount	875	195	2,570	627
Amortization of debt issuance costs	68	44	201	128
Total interest expense	$1,396	$1,133	$4,129	$3,406

(1)                                 Amounts for the three and nine months ended September 30, 2015 represent contractual coupon interest related to the Convertible Senior Notes.

Interest expense for the three and nine months ended September 30, 2015 was related entirely to the Convertible Senior Notes and interest expense for the three and nine months ended September 30, 2014 was related entirely to the Company’s indebtedness under the Hercules Loan Agreement. The remaining unamortized debt discount related to the Convertible Senior Notes of $27.9 million as of September 30, 2015 will be accreted over the remaining term of the Convertible Senior Notes, which is approximately 6.0 years.

Future payments on the Convertible Senior Notes as of September 30, 2015 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2015	$902
2016	1,803
2017	1,803
2018	1,803
2019	1,803
Thereafter	93,757
Total minimum payments	101,871
Less amount representing interest	(11,720)
Convertible Senior Notes, gross	90,151
Unamortized discount on Convertible Senior Notes	(27,853)
Convertible Senior Notes, including unamortized discount	$62,298

In accordance with ASC 260, Earnings Per Share, the issuance of the Convertible Senior Notes requires the use of the “if-converted” basis when calculating the Company’s diluted net income (loss) per share. Net income (loss) is adjusted to exclude, or add-back, all Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the conversion rate as if the Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,903,413 shares of common stock, based on the $90.2 million aggregate principal of Convertible Senior Notes outstanding as of September 30, 2015. Such adjustments to net income (loss) and weighted average shares were not included in the computation of diluted net loss per share for all periods presented as the effect was anti-dilutive. See Note 2 for a computation of diluted net loss per share.

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

Legal Proceedings

In August 2015, a hedge fund (acting with affiliated parties and proceeding under the name of the Coalition for Affordable Drugs X LLC (“CFAD”)) filed a total of three petitions with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking to institute Inter Partes Review (“IPR”) proceedings to invalidate the Company’s Orange Book-listed U.S. Patents Nos. 7,582,621 (the “‘621 Patent”) and 7,767,657 (the “‘657 Patent” and, together with the ‘621 Patent, the “KERYDIN Orange Book Patents”) covering KERYDIN.

CFAD’s petitions seeking to institute IPR proceedings were accepted for filing by the PTAB in August 2015, and the Company has until November 27, 2015 to file its preliminary responses with respect to the petitions. Upon receipt of the Company’s preliminary responses, the PTAB will have three months in which to institute or deny the IPR proceedings. If the IPR proceedings are instituted by the PTAB, CFAD will have an opportunity to challenge the validity of some or all of the claims in the KERYDIN Orange Book Patents before the PTAB.

The Company intends to vigorously oppose the institution of the IPR proceedings and, if the IPR proceedings are instituted, to vigorously defend the KERYDIN Orange Book Patents. However, it is impossible to predict with certainty the outcome of such matters, and the Company can offer no assurance as to whether the IPR proceedings will be instituted and, if so, whether the Company will be successful in its defense of some or all of the claims of the KERYDIN Orange Book Patents. If CFAD is successful in the IPR proceedings, the Company’s business, financial condition, results of operation and cash flows could be materially adversely affected in future periods following the expiration of the expected U.S. regulatory exclusivity for KERYDIN. These matters are in their early stages, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these matters is not possible at this time.

From time to time, the Company may also be involved in litigation relating to claims arising in the ordinary course of its business.

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

Pursuant to the Sandoz Agreement, the Company received two upfront payments totaling $40.0 million in the three months ended September 30, 2014 and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”).

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

In June 2015, the Company entered into an Amendment (the “Sandoz Amendment”) to the Company’s Distribution and Commercialization Agreement with Sandoz (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) the Company agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. The Company agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The Company paid the first two installments of the Anacor Contribution, in the amounts of $5.0 million and $7.5 million, during June 2015 and September 2015, respectively.

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

Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical trials required by the FDA with respect to KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement will continue for an initial term of 5 years and is subject to automatic 5-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days’ prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, and in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company’s manufacturing costs (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company’s contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company’s contract manufacturer’s facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company’s gross profit sharing payments under the Sandoz Agreement have been, and are expected to continue to be, recorded in the same period as the related end-market sales. The Company recognizes gross profit sharing revenue under the Sandoz Agreement when the underlying gross profits are reliably measurable and reported to the Company by Sandoz. Sandoz has provided, and is expected to continue to provide, the gross profit reporting in the same quarter as the related end-market sales. The Launch Payment of $25.0 million was recorded as deferred revenue when received and was recognized in full, as gross profit sharing revenue, in the six months ended June 30, 2015. As KERYDIN gross profits for 2015 have exceeded the first $50.0 million to be retained by Sandoz, the Company began recognizing its 50% share of the excess over the first $50.0 million during the three months ended June 30, 2015 based upon gross profits on sales of KERYDIN for the same period, as reported to the Company by Sandoz. The Company recognized gross profit sharing revenue of $19.1 million for the three months ended September 30, 2015 and $45.0 million for the nine months ended September 30, 2015, the latter of which includes $25.0 million related to the Launch Payment as described above. The $65.0 million of cumulative minimum gross profit sharing payments for each of 2016 and 2017 will be recognized as Sandoz reports quarterly gross profits to the Company for each quarter in the applicable year, with any remaining amount to be recognized at the end of the applicable year. Should the Company’s 50% share of KERYDIN gross profits for 2016 or 2017 exceed $65.0 million, the Company’s 50% share of any excess gross profits for the applicable year will be recognized when reliably measurable and reported to the Company by Sandoz. As of September 30, 2015, the Company had current and long-term deferred revenue related to the upfront payments of $3.1 million and $33.2 million, respectively. The Company accounts for the expenses incurred in connection with the Sandoz Agreement, including the Anacor Contribution, based on the nature of those expenses. The Company will record the Anacor Contribution when the associated expenses are incurred by Sandoz, as reported to the Company by Sandoz. If at any balance sheet date the cumulative amount paid to Sandoz in respect of the Anacor Contribution exceeds the amount of such associated expenses incurred and reported by Sandoz, the Company will record the excess amount as prepaid expenses and other current assets in its condensed consolidated balance sheets until the associated expenses are incurred by Sandoz. As of September 30, 2015, there were no prepaid expenses related to the Company’s payment of the first two installments of the Anacor Contribution, and the Company recorded the full amounts of such first two installments as selling, general and administrative expenses in its condensed consolidated statements of operations.

Revenues recognized under the Sandoz Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$779	$635	$2,338	$635
Revenue from gross profit sharing	19,108	—	44,974	—
Revenue from product sales	1,257	431	3,702	431
Total distribution and commercialization agreement revenue	$21,144	$1,066	$51,014	$1,066

Gates Foundation

In April 2013, the Company entered into a research agreement with the Gates Foundation to expand the Company’s boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, the research agreement was amended to add an additional parasitic disease target, cryptosporidiosis (as amended, the “Gates Research Agreement”). Under the Gates Research Agreement, the Gates Foundation will pay the Company up to $18.3 million over a three-year research term (the “Research Funding”) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the “Library”). Now that the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the “Library Access Services”) for the five-year period following the Library completion date (as determined under the Gates Research Agreement), unless earlier terminated pursuant to the terms of the Gates Research Agreement.

Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the “Advance Funds”). These Advance Funds are replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. As of September 30, 2015, the Company had no contract receivables related to the reimbursement of such research costs. In addition, in 2013 the Gates Foundation also paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the “Pre-Contract Reimbursements”). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $18.3 million of Research Funding.

Under the terms of the Gates Research Agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, the Company would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Gates Research Agreement will continue in effect until the later of five years from its effective date or the expiration of the Company’s specified obligation to provide access to the Library. Either party may terminate the Gates Research Agreement for the other party’s uncured material breach of the Gates Research Agreement.

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the “Stock Proceeds”). The potential redemption amount of such potentially redeemable common stock is disclosed in the accompanying condensed consolidated balance sheets (see Note 9). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the “Letter Agreement”) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its September 30, 2015 condensed consolidated balance sheet, the Company classified $1.8 million of the Stock Proceeds as long-term restricted investments and $0.5 million of the Stock Proceeds, together with the unspent portion of the Advance Funds as of September 30, 2015, which was approximately $0.4 million, as short-term restricted investments.

Through September 30, 2015, the Company has recognized total revenue of $14.6 million under the Gates Research Agreement. As of September 30, 2015, the Company has deferred revenue of $0.4 million related to the unspent Advance Funds and  $0.1 million related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Amortization of Pre-Contract Reimbursements	$58	$76	$161	$216
Reimbursement for research costs	1,350	1,687	3,742	4,832
Total research contracts revenue	$1,408	$1,763	$3,903	$5,048

United States Department of Defense, Defense Threat Reduction Agency

In October 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. A drug discovery consortium led by the Company is conducting the research over a period of up to three and two-thirds years. The work is funded by an award of up to $13.6 million from DTRA’s R&D Innovation and Systems Engineering Office, consisting of (i) $2.9 million of research funding for the eleven month period through September 15, 2014, (ii) $5.0 million of research funding for the current research extension period, which was originally scheduled to end on September 15, 2015 but has been extended to November 30, 2015 and (iii) an additional $5.7 million that may become available subject to the exercise by DTRA of its remaining option to fund the research for a subsequent nineteen-month period.

Revenues recognized under the DTRA research agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Research and development funding	$1,142	$579	$3,535	$2,434
Total research contracts revenue	$1,142	$579	$3,535	$2,434

Eli Lilly and Company

Revenues recognized under the research, license and commercialization agreement with Lilly were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research contracts revenue:
Amortization of upfront fee	$—	$—	$—	$480
Research funding	—	—	—	800
Total research contracts revenue	$—	$—	$—	$1,280

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

The Company has determined that the 809,061 shares of potentially redeemable common stock held by the Gates Foundation as of September 30, 2015 are not currently redeemable and that none of the Triggering Events are currently probable. Accordingly, the carrying amount of the potentially redeemable common stock remains at approximately $5.0 million as of September 30, 2015. The redemption price per share would be the fair value per share of the Company’s common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period. The potential redemption amounts as of September 30, 2015 and December 31, 2014 were $95.2 million and $26.1 million, respectively, based on the closing price of the Company’s common stock on such dates.

10. Common Stock Warrants

During the nine months ended September 30, 2015, 40,623 warrants with an exercise price of $16.936 per share were net exercised, resulting in the issuance of 30,368 shares of the Company’s common stock. As of September 30, 2015, there were no outstanding warrants to purchase the Company’s common stock.

11. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of goods sold	$32	$9	$130	$9
Research and development	1,796	1,519	5,030	3,853
Selling, general and administrative (1)	3,421	2,149	8,222	7,742
Total	$5,249	$3,677	$13,382	$11,604

(1)         Includes $3.0 million of expense for the nine months ended September 30, 2014 related to stock options held by the Company’s prior chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications.

The Company grants time-based stock options, time-based restricted stock units (“RSUs”) and market-based performance restricted stock units (“PRSUs”). In addition, the Company made a grant of market-based performance stock options (“PSOs”) in the nine months ended September 30, 2014. Stock option, RSU, PRSU and PSO grants are subject to (i) limitations on transferability, (ii) accelerated vesting in the event of certain terminations in connection with a change of control and (iii) until they vest, forfeiture if the grantee’s service with the Company terminates prior to the release of the applicable vesting restrictions. Upon vesting of RSUs and PRSUs, the Company issues to the grantee one share of common stock for each such RSU or PRSU. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its time-based stock option awards. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based PRSU and PSO grants. Time-based RSUs are valued at the closing price of the Company’s common stock on the date of grant.

For the three and nine months ended September 30, 2015, the Company issued 104,602 shares and 621,689 shares, respectively, of the Company’s common stock and received approximately $0.7 million and $4.7 million, respectively, in cash as a result of the exercise of stock options. Total stock options granted during the three and nine months ended September 30, 2015 were 5,700 and 662,711, respectively. For the three and nine months ended September 30, 2015, the weighted-average fair value per share of options granted was $71.87 and $27.19, respectively. For the nine months ended September 30, 2015, the Company issued 99,250 shares of the Company’s common stock as a result of the vesting of RSUs. The Company granted 139,839 RSUs and 59,662 PRSUs for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the weighted-average fair value per share of RSUs and PRSUs granted was $40.25 and $18.45, respectively. During the three months ended September 30, 2015, the Company did not issue any shares of the Company’s common stock as a result of the vesting of RSUs or grant any RSUs or PRSUs. During the three and nine months ended September 30, 2015, the Company did not grant any options, RSUs or PRSUs to nonemployee advisors or grant any PSOs.

The stock options granted to employees during the three and nine months ended September 30, 2015 will vest over four years, with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter. The stock options granted to nonemployee directors during the nine months ended September 30, 2015 will vest over one year, with 1/12th of the shares subject to the award vesting each month following the grant date thereof. The RSUs granted to employees during the nine months ended September 30, 2015 will vest over four years, with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date. The RSUs granted to nonemployee directors during the nine months ended September 30, 2015 will vest in full on the date preceding the date of the Company’s 2016 Annual Meeting of Stockholders. 55,658 of the PRSUs granted during the nine months ended September 30, 2015 have the following vesting terms: in the event that the volume-weighted average price of the Company’s common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to January 1, 2016 or (ii) $100.00 per share for 30 consecutive trading days prior to January 1, 2017, the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in clause (i) or (ii) is met. 4,004 of the PRSUs granted during the nine months ended September 30, 2015 have the following vesting terms: in the event that the volume-weighted average price of the Company’s common stock equals or exceeds (i) $80.00 per share for 30 consecutive trading days prior to January 1, 2017, 50% of the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in this clause (i) is met, and (ii) $100.00 per share for 30 consecutive trading days prior to January 1, 2017, the remaining 50% of the shares subject to the award shall vest in two equal annual installments following the date on which the condition specified in this clause (ii) is met. During August 2015, all of the volume-weighted average price conditions applicable to the PRSUs granted during the nine months ended September 30, 2015 were met.

As of September 30, 2015, there were outstanding stock options to purchase 4,656,354 shares of the Company’s common stock, 437,169 outstanding RSUs and 59,662 outstanding PRSUs. As of September 30, 2015, the Company had $35.8 million and $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and Employee Stock Purchase Program (“ESPP”) stock purchase rights, respectively, that will be recognized over a weighted-average period of 2.6 years and 0.9 years, respectively. For the three and nine months ended September 30, 2015, 27,597 and 78,645 shares, respectively, of the Company’s common stock were purchased under the ESPP.

The weighted-average fair values for PSOs and PRSUs granted during the nine months ended September 30, 2015 and 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	PRSUs	PSOs	PRSUs
	(unaudited)	(unaudited)
Number of PSOs or PRSUs granted	59,662	100,000	50,000
Exercise price	$—	$21.21	$—
Risk-free interest rate	0.5%	1.3%	1.3%
Volatility	54% - 67%	60%	60%
Dividends	—	—	—
Weighted-average fair value per share of PRSUs or PSOs granted	$18.45	$9.82	$17.87

The Company will recognize the estimated expense of the PRSUs granted during the nine months ended September 30, 2015, as determined under the simulation models, over the expected life of the awards. The total stock-based compensation expense of such PRSUs will not be affected by changes in the Company’s stock price during the performance period. The Company recognized the stock-based compensation expense for the PSOs and PRSUs granted during the nine months ended September 30, 2014 over the expected lives of the awards during the year ended December 31, 2014.

12. Trademark Agreement

In September 2014, the Company entered into a coexistence and release agreement relating to the Company’s KERYDIN trademark (the “Trademark Agreement”). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in the case of the Company. In connection with the Trademark Agreement, the Company paid $6.8 million to an unaffiliated third party and such third party granted the Company, Sandoz and, among others, their respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5% is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. Our lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 (PDE-4) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months.  We currently plan to file a New Drug Application (“NDA”) for crisaborole in the first quarter of 2016.

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

In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis.  The long-term safety study was an open-label study that enrolled patients from both pivotal Phase 3 studies and was designed to evaluate the long-term safety of crisaborole in patients as young as 2 years of age. Crisaborole was administered to patients by investigators in 4-week treatment periods, as indicated pursuant to the study protocol, for up to 12 months. The study sought to enroll enough patients so as to allow at least 300 patients to complete six months of treatment and at least 100 patients to complete 12 months of treatment. The study enrolled a total of 517 patients, of which 396 completed six months of intermittent treatment, and 271 completed 12 months of intermittent treatment.  In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months.  No treatment-related serious adverse events were reported and most adverse events were graded as mild in severity, and transient. The most common treatment-related adverse events reported by at least 2% of patients were atopic dermatitis (3.1%) and application site pain (2.3%).

In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. The studies consisted of two multi-center, double-blind, vehicle-controlled studies of over 750 patients each, aged 2 years and older with mild-to-moderate atopic dermatitis (defined as an Investigator’s Static Global Assessment (“ISGA”) score of 2 (mild) or 3 (moderate)). The ISGA is a 5-point scale ranging from 0 (clear) to 4 (severe). Patients were randomized in a 2:1 ratio (crisaborole:vehicle). Crisaborole or vehicle was applied twice daily for 28 days. The primary efficacy endpoint was success in ISGA at day 29 (defined as the proportion of patients achieving an ISGA score of 0 (clear) or 1 (almost clear) with at least a 2-grade improvement from baseline). In Study AD-301, 32.8% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 25.4% of patients treated with vehicle (p=0.038). In Study AD-302, 31.4% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 18.0% of patients treated with vehicle (p<0.001). Secondary endpoints included the proportion of patients achieving an ISGA score of 0 or 1 (irrespective of a minimum 2-grade improvement) at day 29 and time to success in ISGA. In Study AD-301, 51.7% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 40.6% of patients treated with vehicle (p=0.005). In Study AD-302, 48.5% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 29.7% of patients treated with vehicle (p<0.001). The time course to success in ISGA between crisaborole and vehicle was statistically significantly different (p<0.001) in each study, with patients treated with crisaborole achieving success earlier than vehicle-treated patients. Our safety evaluation included reported adverse events, safety laboratory tests and vital signs. The safety results from the studies were consistent with previous studies, and the majority of adverse events in crisaborole-treated patients were graded as mild in severity. The most common adverse events occurring on a pooled basis across both studies in > 2% of patients were application site pain (4.4% and 1.2% for crisaborole and vehicle, respectively) and upper respiratory tract infections (3.0% and 3.0% for crisaborole and vehicle, respectively). There were no treatment-related serious adverse events among patients treated with crisaborole.

In June 2015, we entered into an Amendment (the “Sandoz Amendment”) to our Distribution and Commercialization Agreement with Sandoz (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) we agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. We agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. We paid the first two installments of the Anacor Contribution, in the amounts of $5.0 million and $7.5 million, during June 2015 and September 2015, respectively. The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which we are entitled for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to us for 2017 of $65.0 million and (iii) reduced the price associated with our option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014 and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”). We are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as we effectively received our 50% share of the first $50.0 million of gross profits as a result of the Launch Payment. As KERYDIN gross profits for 2015 have exceeded the first $50.0 million to be retained by Sandoz, we began recognizing our 50% share of the excess over the first $50.0 million during the quarter ended June 30, 2015 based upon gross profits on sales of KERYDIN for the same period, as reported to us by Sandoz. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement will continue for an initial term of five years and is subject to automatic five-year renewal terms, unless terminated for certain events specified in the Sandoz Agreement.

In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails.

In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”) to design and discover new classes of systemic antibiotics. A drug discovery consortium led by us is conducting the research over a period of up to three and two-thirds years. The work is funded by an award of up to $13.6 million from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. Under this award, we seek to apply our knowledge of boron chemistry to discover rationally designed novel antibiotics that target DTRA-priority pathogens known to exhibit resistance to existing antibiotics. The award consists of (i) $2.9 million of research funding for the eleven month period through September 15, 2014, (ii) $5.0 million of research funding for the current research extension period, which was originally scheduled to end on September 15, 2015 but has been extended to November 30, 2015 and (iii) an additional $5.7 million that may become available subject to the exercise by DTRA of its remaining option to fund the research for a subsequent nineteen-month period.

In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”) to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation will pay us up to $18.3 million over a three-year research term to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases. Now that the library is completed, we are responsible for storing the library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access for the five-year period following the library completion date, unless earlier terminated pursuant to the terms of the agreement. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from its effective date or the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of certain uncured material breaches by us under our research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. In addition, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

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

In August 2010, we and Lilly entered into a research, license and commercialization agreement (the “Lilly Agreement”) to develop new products for a variety of animal health indications. Pursuant to the Lilly Agreement, Lilly licensed a development compound from us in December 2012 for the potential treatment of an animal health indication and is responsible for all further development and commercialization of this compound. The research term of the Lilly Agreement terminated effective April 2014. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to us, remains in effect and Lilly retains its exclusive rights to the development of the licensed compound. We are eligible to receive payments upon Lilly’s achievement of specified development and regulatory milestones, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. Our royalty rights continue through the later of expiration of our patent rights or six years from the first commercial sale on a country-by-country basis.

We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB, as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Our partnerships include collaborations with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease; Medicines for Malaria Venture to develop compounds for the treatment of malaria; the Global Alliance for Livestock Veterinary Medicines to develop compounds for the treatment of animal trypanosomiasis; and The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical trials. The AN5568 Phase 1 clinical trial was completed in 2015 and a Phase 2/3 registration trial is planned for 2016.

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

Pursuant to the indenture governing the Convertible Senior Notes, holders may convert their Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. As a result, holders may convert their Convertible Senior Notes during the quarter ending December 31, 2015.

During the three months ended September 30, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. We elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 11,239 shares in connection therewith. We recorded a gain on the extinguishment of the debt component of such converted notes of approximately $20,000, which is included in other income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

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

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. There have been no changes for the three and nine months ended September 30, 2015 to our critical accounting policies or significant judgments and estimates as disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report that have had a material impact on our condensed consolidated financial statements and related notes.

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

We recorded noncash stock-based compensation expense for stock option (including PSO), RSU and PRSU grants and employee stock purchase program (“ESPP”) stock purchase rights of $5.2 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $13.4 million and $11.6 million for the nine months ended September 30, 2015 and 2014, respectively. Included in the amount for the nine months ended September 30, 2014 was $3.0 million of stock-based compensation expense related to stock options held by our former chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications. As of September 30, 2015, we had outstanding stock options to purchase 4,656,354 shares of our common stock, 437,169 outstanding RSUs and 59,662 outstanding PRSUs. As of September 30, 2015, we had $35.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards, and $0.9 million related to ESPP stock purchase rights that will be recognized over weighted-average periods of 2.6 years and 0.9 years, respectively. There were 78,645 shares of our common stock purchased under the ESPP during the nine months ended September 30, 2015. We expect to continue to grant stock options, RSUs, PRSUs and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option-pricing model, which we use to estimate the fair value of our time-based stock option awards, or Monte Carlo valuation method, which we use to estimate the fair value of our market-based PRSU and PSO grants, change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In July 2015, the FASB issued an accounting standard update to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The accounting standard update becomes effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the accounting standard update will have on our consolidated financial statements and related footnote disclosures

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standard update requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. At the time of adoption, we will reclassify debt issuance costs as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount. We do not expect that the adoption of this accounting standard update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the new standard by one year. Following such deferral, the new standard becomes effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016 (including interim reporting periods within those periods). The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not yet selected a transition method and we are currently evaluating the effect that the new standard will have on our consolidated financial statements and related footnote disclosures.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase/ (decrease)	2015	2014	Increase/ (decrease)
	(in thousands) (unaudited)
Distribution and commercialization agreement revenue	$21,144	$1,066	$20,078	$51,014	$1,066	$49,948
Research contracts revenue	3,406	2,889	517	10,137	9,978	159

Cost of goods sold (1)	591	202	389	2,025	202	1,823
Research and development expenses (1)	19,416	19,521	(105)	56,243	54,717	1,526
Selling, general and administrative expenses (1)	19,490	7,707	11,783	41,622	23,130	18,492
Trademark agreement	—	6,800	(6,800)	—	6,800	(6,800)

Interest income	146	66	80	514	189	325
Interest expense	1,396	1,133	263	4,129	3,406	723
Other income	20	—	20	20	—	20

(1) Includes the following stock-based compensation expenses:

Cost of goods sold	$32	$9	$23	$130	$9	$121
Research and development expenses	1,796	1,519	277	5,030	3,853	1,177
Selling, general and administrative expenses	3,421	2,149	1,272	8,222	7,742	480

Comparison of Three Months Ended September 30, 2015 and 2014

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. We recognized $19.1 million of gross profit sharing revenue during the three months ended September 30, 2015, based upon gross profits on sales of KERYDIN, as reported to us by Sandoz. In addition, for the three months ended September 30, 2015 and 2014, we recognized $0.8 million and $0.6 million, respectively, of the $40.0 million in total upfront payments made to us during the third quarter of 2014 under the Sandoz Agreement, and $1.3 million and $0.4 million, respectively, from product sales of KERYDIN to Sandoz.

Research contracts revenue.  For the three months ended September 30, 2015, we recognized research contracts revenue of $3.4 million, an increase of $0.5 million as compared to the same period in the prior year. During the three months ended September 30, 2015 and 2014, we recognized $1.4 million and $1.8 million, respectively, for research services performed under the Gates Foundation agreement, $1.1 million and $0.6 million, respectively, under our research contract with DTRA and $0.9 million and $0.5 million, respectively, for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and from government grants.

Cost of goods sold.  For the three months ended September 30, 2015 and 2014, we recognized $0.6 million and $0.2 million, respectively, of product costs for KERYDIN finished drug product released to Sandoz during the respective quarter. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we record for 2015 relating to sales of KERYDIN to Sandoz is expected to be lower than the amount actually incurred to manufacture such drug product.

Research and development expenses.  For the three months ended September 30, 2015, we recognized research and development expenses of $19.4 million, a decrease of $0.1 million as compared to the same period in the prior year. The decrease from the prior year quarter was primarily due to decreases in costs for our KERYDIN and crisaborole programs of $1.1 million each, and a decrease in costs under our Gates Foundation program of $0.4 million, partially offset by a $2.0 million increase in expenses for our other research activities and an increase in costs for our DTRA program of $0.5 million. The decrease in KERYDIN costs in the three months ended September 30, 2015 was primarily due to decreased clinical trial activities, medical education activities and internal efforts and associated overhead as compared to the three months ended September 30, 2014. In the first quarter of 2014, we initiated a clinical study of KERYDIN that was later terminated in connection with our entry into the Sandoz Agreement. The decrease in crisaborole costs in the three months ended September 30, 2015 as compared to the same period in the prior year was primarily due to decreased clinical trial and preclinical activities, partially offset by increased manufacturing activities related to our regulatory efforts, including related increases in internal efforts and associated overhead, medical education activities and consulting services related to the preparation of our NDA for crisaborole.

Selling, general and administrative expenses.  We recognized selling, general and administrative expenses of $19.5 million for the three months ended September 30, 2015, an increase of $11.8 million as compared to the prior year quarter, reflecting $7.5 million of expenses associated with the second installment of the Anacor Contribution paid to Sandoz in September 2015, as well as increases of $1.3 million in stock-based compensation expense, $1.0 million in salaries and benefits associated with additional personnel and $2.0 million in professional services and other expenses.

Trademark agreement.  In September 2014, we entered into a coexistence and release agreement relating to our KERYDIN trademark (the “Trademark Agreement”). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in our case. In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party and such third party granted us, Sandoz and, among others, our and Sandoz’s respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Interest income.  The increase in interest income for the three months ended September 30, 2015 as compared to the prior year quarter was primarily due to higher average investment balances resulting from the issuance of our Convertible Senior Notes in October 2014.

Interest expense.  Interest expense increased in the three months ended September 30, 2015 as compared to the prior year quarter due to a higher average outstanding debt balance.

Comparison of Nine Months Ended September 30, 2015 and 2014

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. We recognized $45.0 million of gross profit sharing revenue during the nine months ended September 30, 2015, which includes $25.0 million related to the Launch Payment made to us by Sandoz in January 2015, based upon gross profits on sales of KERYDIN, as reported to us by Sandoz. In addition, for the nine months ended September 30, 2015 and 2014, we recognized $2.3 million and $0.7 million, respectively, of the $40.0 million in total upfront payments made to us during 2014 under the Sandoz Agreement, and $3.7 million and $0.4 million, respectively, from product sales of KERYDIN to Sandoz.

Research contracts revenue.  For the nine months ended September 30, 2015, we recognized research contracts revenue of $10.1 million, an increase of $0.2 million as compared to the same period in the prior year. The increase was primarily due to a $1.1 million increase in revenue recognized under our DTRA contract and a $1.5 million increase in revenue under other research contracts, partially offset by a reduction of $1.1 million in revenue recognized under the Gates Foundation agreement and a $1.3 million reduction in revenue as a result of the termination of the research term of the Lilly Agreement effective April 2014. During the nine months ended September 30, 2015 and 2014, we recognized $3.9 million and $5.0 million, respectively, for research services performed under the Gates Foundation agreement, $3.5 million and $2.4 million, respectively, under our research contract with DTRA and $2.7 million and $1.2 million, respectively, for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and from government grants. For the nine months ended September 30, 2014, we also recognized $0.8 million in research funding, and $0.5 million of the $3.5 million upfront fee received, under the Lilly Agreement.

Cost of goods sold.  For the nine months ended September 30, 2015 and 2014, we recognized $2.0 million and $0.2 million, respectively, of product costs for KERYDIN finished drug product released to Sandoz during the respective period. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we record for 2015 relating to sales of KERYDIN to Sandoz is expected to be lower than the amount actually incurred to manufacture such drug product.

Research and development expenses.  For the nine months ended September 30, 2015, we recognized research and development expenses of $56.2 million, an increase of $1.5 million as compared to the same period in the prior year. The increase from the prior year period was primarily due to increases in costs for our crisaborole program and other research activities of $5.2 million and $4.9 million, respectively, and an increase in costs under our DTRA program of $1.1 million, partially offset by a decrease in costs relating to our KERYDIN program of $8.8 million and a decrease in costs under our Gates Foundation program of $0.9 million. The increase in crisaborole costs for the nine months ended September 30, 2015, as compared to the same period in the prior year, was primarily due to increased manufacturing activities related to our regulatory efforts, medical education and scientific publication activities, including the related increases in internal efforts and associated overhead, and activities related to the preparation of our NDA for crisaborole, partially offset by decreased clinical trial and preclinical activities. The decrease in KERYDIN costs for the nine months ended September 30, 2015 was primarily due to decreased manufacturing, clinical trial and medical education activities and internal efforts as compared to the first nine months of the prior year. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory. In addition, in the first quarter of 2014, we had initiated a clinical study of KERYDIN that was later terminated in connection with our entry into the Sandoz Agreement.

Selling, general and administrative expenses.  We recognized selling, general and administrative expenses of $41.6 million for the nine months ended September 30, 2015, an increase of $18.5 million as compared to the same period in the prior year, reflecting $12.5 million in expenses associated with the two installments of the Anacor Contribution paid to Sandoz in June and September 2015, as well as increases of $3.2 million in salaries and benefits associated with additional personnel, $3.6 million in stock-based compensation expense and $2.9 million in professional services and other expenses, which were partially offset by the absence of $3.7 million in non-recurring other stock-based compensation expense and severance costs recorded in the prior year period related to the resignation of our former chief executive officer in the first quarter of 2014. We expect that selling, general and administrative expenses relative to the prior year period will continue to increase through the remainder of 2015 as we make the last installment of the Anacor Contribution and expand our operating activities.

Trademark agreement.  In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party during the nine months ended September 30, 2014, and such third party granted us, Sandoz and, among others, our and Sandoz’s respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Interest income.  The increase in interest income for the nine months ended September 30, 2015 as compared to the first nine months of the prior year was primarily due to higher average investment balances resulting from the issuance of our Convertible Senior Notes in October 2014.

Interest expense.  Interest expense increased in the nine months ended September 30, 2015 as compared to the first nine months of the prior year due to a higher average outstanding debt balance.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months ended September 30,
	2015	2014
	(unaudited)
Net cash used in operating activities	$(42,287)	$(23,749)
Net cash provided by (used in) investing activities	30,999	(81,438)
Net cash provided by financing activities	5,506	7,290
Net decrease in cash and cash equivalents	$(5,782)	$(97,897)

Net cash used in operating activities was $42.3 million and $23.7 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in operating activities for the first nine months of 2015 reflected our net loss of $42.3 million, adjusted for non-cash expenses of $17.6 million primarily related to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to our Convertible Senior Notes. In addition, we had a net cash outflow of $17.6 million related to net changes in operating assets and liabilities during this period, primarily related to the increase in contract receivables  resulting from our gross profit share receivable from Sandoz under the Sandoz Agreement in the third quarter of 2015. Net cash used in operating activities for the first nine months of 2014 reflected our net loss of $77.0 million, adjusted for non-cash expenses of $13.6 million related primarily to stock-based compensation, amortization of debt discount and debt issuance costs related to our Hercules Loan Agreement and amortization of premium on investments. In addition, we had a $39.7 million net cash inflow related to net changes in operating assets and liabilities during this period, primarily related to the increase in deferred revenue resulting from the receipt of $40.0 million in total upfront payments from Sandoz under the Sandoz Agreement.

Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $81.4 million for the nine months ended September 30, 2014. Net cash provided by investing activities for the nine months ended September 30, 2015 was primarily a result of maturities of investments exceeding the purchases of investments during the period. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily a result of purchases of investments exceeding the maturities of investments during the period.

Net cash provided by financing activities was $5.5 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities for both periods consisted of the proceeds from exercises of stock options and ESPP purchases.

Our cash, cash equivalents and investments totaled $153.4 million as of September 30, 2015, compared to $191.6 million as of December 31, 2014. Balances as of September 30, 2015 and December 31, 2014 included cash and cash equivalents of $10.2 million and $16.0 million, short-term and long-term investments of $140.2 million and $171.9 million and restricted investments of $3.0 million and $3.7 million, respectively.

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

•                  any issues, delays or failures arising as a result of our studies relating to crisaborole;

•                  the timing and cost of our potential regulatory filings for our product development candidates, including any delay by us in filing for regulatory approval of crisaborole;

•                  the outcome, timing and cost of regulatory approvals, and content of approved labeling for our products, including any failure by the FDA to approve crisaborole;

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the outcome of litigation or other proceedings relating to patent or other intellectual property rights;

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

Contractual Obligations

Our contractual obligations consist primarily of obligations under our Convertible Senior Notes, lease agreements and inventory purchase obligations. In June 2015, we entered into the Sandoz Amendment, pursuant to which, among other things, we agreed to make the Anacor Contribution to Sandoz in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. We paid the first two installments of the Anacor Contribution, in the amounts of $5.0 million and $7.5 million, during June 2015 and September 2015, respectively. There were no other material changes during the nine months ended September 30, 2015 that occurred outside the ordinary course of our business to the contractual obligations included in our Annual Report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of September 30, 2015, we had cash, cash equivalents, short-term investments, long-term investments and restricted investments of $153.4 million. Our investment portfolio as of September 30, 2015 was comprised of corporate debt securities, commercial paper and U.S. federal agency securities, all of which met the credit quality and diversification standards specified in our investment policy. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 92 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 of the notes to the condensed consolidated financial statements for the three and nine months ended September 30, 2015 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

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

Date: November 6, 2015	ANACOR PHARMACEUTICALS, INC.

	By:	/s/ GRAEME BELL
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
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (vi) the unaudited Notes to Condensed Consolidated Financial Statements.

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