Form 10-K
period 2015-12-31
Anacor Pharmaceuticals, Inc.
filed 2016-02-29
CIK 1411158

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

(650) 543-7500
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $3,107.6 million (computed by reference to the closing price of $77.43 on such date as reported by the NASDAQ Global Market). Common stock held by our executive officers, directors and certain stockholders as of June 30, 2015 has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant's common stock outstanding as of February 16, 2016 was 44,858,108.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement related to its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Anacor Pharmaceuticals, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the results of our clinical studies, the safety and efficacy of our approved product, KERYDIN® (tavaborole) topical solution, 5%, and our product development candidates, the timing of the potential approval of our product development candidates, the commercial success of KERYDIN and the timing and potential commercial success of our product development candidates. These statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "may," "might," "will," "should," "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and we undertake no obligation to update any forward-looking statement except as required by law. These forward-looking statements are based on estimates and assumptions by our management that, although believed to be reasonable, are inherently uncertain and subject to a number of risks.

        The following represent some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by our forward-looking statements: the successful commercialization of KERYDIN pursuant to our distribution and commercialization agreement with Sandoz Inc.; any issues, delays or failures arising as a result of our studies relating to our product development candidates, including crisaborole topical ointment, 2%; the outcome, timing and cost of regulatory approvals, and content of approved labeling for our product development candidates, including any delay or failure by the U.S. Food and Drug Administration to approve crisaborole; our ability to timely and successfully launch, either alone or with a partner, crisaborole, if approved; the impact of general economic, industry, market or political conditions; and the other risks and uncertainties identified under the captions "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

NOTE REGARDING TRADEMARKS

        We own or have rights to various trademarks used in our business, including Anacor®, Anacor Pharmaceuticals® and KERYDIN® (tavaborole) topical solution, 5%. This Annual Report on Form 10-K also includes trademarks of other companies. Trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. We believe that our expertise in boron chemistry enables us to design and synthesize compounds that interact with drug targets in novel ways and also address drug targets that have been historically difficult to treat with traditional carbon-based compounds. We have applied this expertise across a range of inflammatory, fungal and bacterial diseases that represent significant unmet medical needs. We believe that our first approved product and our product development candidates may offer significant improvements over the standard of care for diseases that represent large, well-defined commercial opportunities.

        Our first approved product, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN.

        Our lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 ("PDE-4") inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. In January 2016, we submitted to the FDA a New Drug Application ("NDA") seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis.

        Beyond KERYDIN and crisaborole, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative ("DNDi") for the potential treatment of human African trypanosomiasis ("HAT" or "sleeping sickness"). The third compound is licensed to GlaxoSmithKline LLC ("GSK") for the potential treatment of tuberculosis ("TB"). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, compounds identified in our next generation PDE-4 inhibitor and cytokine suppression programs and certain other wholly-owned investigational product development candidates.

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

Boron Chemistry Platform

        All of our current research and development programs, including our product development candidates, are based on compounds that have been internally discovered using our boron chemistry platform. Boron is a naturally occurring element that is ingested frequently through consumption of fruits, vegetables, milk and coffee. Boron has two attributes that we believe confer compounds with drug-like properties. First, boron-based compounds have a unique geometry that allows them to have two distinct shapes, giving boron-based drugs the ability to interact with biological targets in novel ways and to address targets not amenable to intervention by traditional carbon-based compounds. Second, boron's unique reactivity as compared to carbon allows us to design molecules that can hit targets that are difficult to inhibit with carbon chemistry.

        Despite the ubiquity of boron in the environment, researchers have faced challenges in evaluating boron-based compounds as product development candidates due to the previously limited understanding of the physical properties necessary to provide boron-based compounds with the chemical and biological attributes required of pharmaceutical therapies as well as difficulty in chemical synthesis.

        We have developed expertise and an understanding of the interactions of boron-based compounds with key biological targets relevant to treating disease. This know-how is primarily related to methods for modulating boron's reactivity to optimize reactions with the target and minimize unwanted chemical reactivity. Our advances have enabled the efficient optimization of disease-modifying properties for our first approved product, KERYDIN, and our lead development candidate, crisaborole, as they have progressed from the research stage into the clinical stage, and, in the case of KERYDIN, the commercial stage.

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

  •
  Broad utility across multiple disease areas.  Our compounds have exhibited extensive preclinical activity in multiple disease areas, including inflammatory, fungal and bacterial diseases, which are our core areas of focus, as well as in neglected diseases and for applications in animal health.

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

  •
  Intellectual property landscape.  We believe the intellectual property landscape for boron-based pharmaceutical products is less encumbered compared to that of carbon-based products, providing an attractive opportunity for us to build our intellectual property portfolio.

Our Strategy

        Our objective is to discover, develop and commercialize proprietary boron-based drug compounds with superior efficacy, safety and convenience for the treatment of a variety of diseases. The key elements of our strategy to achieve this objective are to:

  •
  Drive rapid, efficient discovery of novel boron-based compounds.  We believe the unique characteristics of boron and the expertise we have developed allow us to design novel product development candidates that target a range of diseases within our core areas of focus and drive a rapid and efficient drug development process. In addition to our first approved product, KERYDIN, our lead product development candidate, crisaborole, and our out-licensed compounds, we have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development.

  •
  Target development activities in our core focus areas.  We intend to target our development activities in our core focus areas of inflammatory, fungal and bacterial diseases. To fully leverage our boron chemistry platform, we have established and may in the future pursue additional development partnerships in these focus areas.

  •
  Commercialize our products internally or through partnerships in specialty markets in the United States.  Under the Sandoz Agreement (as defined below), Sandoz is responsible for the distribution and commercialization of KERYDIN, our first commercialized product, in the United States. We intend to continue to evaluate how best to commercialize our product development candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof.

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

  •
  Expand and protect our intellectual property.  We intend to expand and aggressively prosecute our intellectual property in the area of boron chemistry and boron-based compounds. Given the relatively limited amount of research that has been done in the area of boron-based drug development, our objective is to establish a defensible and valuable intellectual property portfolio.

History and Development of the Company

        We were incorporated in Delaware in 2000 and began operations under the name Anacor Pharmaceuticals, Inc. in 2002 in Palo Alto, California. Initially we were focused on exploring the potential uses of boron-based compounds in pharmaceutical drug development under a contract with the Defense Advanced Research Projects Agency. Since then, our research and development team has made numerous proprietary advances in boron chemistry that have allowed us to synthesize many novel boron-based compounds. Certain of these compounds have demonstrated potential activity in a variety of diseases, including inflammatory, fungal and bacterial diseases, which today represent our core areas of focus. We have advanced a number of these compounds into clinical development. For example, by

2007, our first approved product, KERYDIN, and our current lead product development candidate, crisaborole, were in clinical development.

        In November 2010, following several rounds of funding from our venture capital and collaboration partners, we completed our initial public offering of approximately 13.4 million shares of our common stock (the "IPO"), and a concurrent private placement of 2.0 million shares of our common stock. We used the proceeds from our IPO to fund, among other things, our Phase 3 pivotal studies for KERYDIN and certain preclinical and clinical development activities for crisaborole.

        In the first quarter of 2013, we announced the results of our Phase 3 pivotal studies for KERYDIN and, in September 2013, our NDA for KERYDIN was accepted for filing by the FDA. In October 2013, we entered into a settlement agreement with Valeant Pharmaceuticals International, Inc. ("Valeant") and Dow Pharmaceutical Sciences, Inc. ("DPS"), which was acquired by Valeant in December 2008, pursuant to which Valeant agreed to pay us $142.5 million to settle all existing and future claims and all other disputes between Valeant, DPS and us related to our intellectual property, confidential information and contractual rights. In addition, we and Valeant, which acquired Medicis Pharmaceutical Corporation ("Medicis") in December 2012, agreed, among other things, to withdraw all claims and complaints relating to arbitration or litigation in connection with a research and development option and license agreement that we entered into with Medicis in February 2011.

        In the first quarter of 2014, we initiated Phase 3 pivotal studies of crisaborole for the treatment of mild-to-moderate atopic dermatitis in children and adults. In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails and we entered into our Distribution and Commercialization Agreement with Sandoz, in connection with which we received two upfront payments totaling $40.0 million. In September 2014, PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States. In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes") in a private offering in reliance upon Rule 144A under the Securities Act and a concurrent private placement under the Securities Act. We used a portion of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our then-existing loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

        In June 2015, we entered into an Amendment (the "Sandoz Amendment") to our Distribution and Commercialization Agreement with Sandoz (together, the "Sandoz Agreement"). Pursuant to the Sandoz Amendment, among other things, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) we agreed to contribute a total of $20.0 million to Sandoz to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis.

        Our research and development activities are targeted in our core areas of focus, where we have discovered boron-based compounds for potential anti-inflammatory, antifungal and anti-bacterial indications. In addition to our internal research and development efforts described above, we have also entered into a number of research collaborations with partners outside of our core areas of focus in connection with our neglected disease and animal health programs, including: (i) our partnership with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease, (ii) our research and development collaboration with GSK for TB, (iii) our research, license and commercialization agreement with Lilly for an animal health indication, (iv) our research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") for two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis), TB and cryptosporidiosis and (v) our partnership with The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. We believe our work with partners outside of our core areas of focus allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions.

        For information regarding our financial condition and results of operations, including our revenues, loss/income and total assets, see our audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Our First Approved Product

KERYDIN

        KERYDIN is an oxaborole antifungal approved by the FDA in July 2014 for the topical treatment of onychomycosis of the toenails. In September 2014, PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States.

  Sandoz Agreement

        In July 2014, we entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm distributes and commercializes KERYDIN in the United States. Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014 and a product launch payment of $25.0 million in January 2015. We are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, subject to minimum payments in 2016 and 2017 as described below. In June 2015, we entered into the Sandoz Amendment, pursuant to which Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and we agreed to contribute a total of $20.0 million to Sandoz (the "Anacor Contribution") to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. We paid the Anacor Contribution in three installments of $5.0 million, $7.5 million and $7.5 million, during June 2015, September 2015 and December 2015, respectively. The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which we are entitled for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to us for 2017 of $65.0 million and (iii) reduced the price associated with our option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution in 2015, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement has an initial term of five years and is subject to automatic five-year renewal terms, unless earlier terminated for certain events specified in the Sandoz Agreement.

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

        According to Podiatry Today, approximately 35 million people in the United States suffer from onychomycosis. Most onychomycosis infections are infections of the toenail. Based on market estimates, we believe that a relatively small percentage of those suffering from onychomycosis have historically sought and received treatment. For those who do seek treatment, options include debridement, oral or topical drugs or a combination of debridement and drug therapies. Debridement consists of scraping, cutting away or removal of the affected nail. Onychomycosis may persist or worsen if not treated. Onychomycosis often recurs in susceptible individuals because the fungi that cause onychomycosis are present in many common locations, including floors, socks and shoes. Consequently, the nail can be reinfected, and additional courses of treatment are frequently required even after successful treatment.

Our Product Development Candidates in Our Core Areas of Focus

        The following summarizes the current status and the anticipated next steps in our development plans for our product development candidates in inflammatory, fungal and bacterial disease, which represent our core areas of focus.

Our Anti-Inflammatory Programs

  Crisaborole for Mild-to-Moderate Atopic Dermatitis

        Our lead anti-inflammatory product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis, a chronic inflammatory skin disease that affects millions of people worldwide. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis.

  Atopic Dermatitis Market

        Atopic dermatitis is a chronic rash characterized by inflammation and itching, often occurring in the folds of skin with symptoms lasting up to 14 days or more. Lesions of atopic dermatitis are commonly red, elevated, scaly, excoriated and oozing patches and are often accompanied by intense, unrelenting pruritus (itching). The lesions' lichenification, a thickening of the skin with exaggerated skin lines, is considered to be a hypertrophic response to chronic rubbing. Based on available sources, we believe approximately 18 to 25 million people in the United States suffer from atopic dermatitis and that the vast majority of those impacted by the condition suffer from mild or moderate atopic dermatitis, rather than severe atopic dermatitis. The condition most commonly appears in childhood, with estimates that between 8% and 18% of all infants and children in the United States are affected by the disease, and it can persist into adulthood. Atopic dermatitis is a common cause for pediatric healthcare visits, but appears to continue to be frequently misdiagnosed, misunderstood and ineffectively treated. While the exact cause of atopic dermatitis is not known, patients have a number of characteristics, including: a family tendency towards atopy, i.e., asthma, hay fever and atopic dermatitis; an impaired skin barrier function; dry skin; a lower than normal threshold for itching; increased susceptibility to bacterial as well as viral, fungal and yeast skin infections and abnormal immune and/or inflammatory responses. The secondary infections and/or greater than normal levels of bacterial colonization may be due to deficiencies in these patients' innate immunity. At least some of the inflammatory responses are driven by host responses to the super antigens of Staphylococcus aureus.

  Current Therapies for Mild-to-Moderate Atopic Dermatitis

        No currently available therapy is curative for atopic dermatitis. Topical corticosteroids are often recommended as the first-line pharmacologic therapy and are aimed at preventing pruritus and subsequent scratching, which exacerbates the condition. Local side effects include skin thinning, acne and stretch marks, and systemic side effects include HPA axis suppression. In addition, continuous application of topical corticosteroids for long periods of time is not recommended and patients are often instructed to limit use on thin skin areas such as the face, neck and skin folds. The most recently approved non-steroidal topical therapies for atopic dermatitis are the topical calcineurin inhibitors, Protopic (tacrolimus) ointment and Elidel (pimecrolimus) cream, which were approved in 2000 and 2001, respectively. In March 2005, based on the advice of the FDA Pediatric Advisory Committee, the FDA issued a public health advisory to inform healthcare providers and patients about a potential cancer risk from the use of Elidel and Protopic and required that the labeling for such products include a "boxed warning" about the potential cancer risk. In addition, the FDA recommended that healthcare providers and patients use Elidel and Protopic only as a second-line therapy for short term and intermittent treatment of mild-to-moderate atopic dermatitis in non-immunocompromised patients over the age of 2 years who have failed to respond to other topical prescription treatments. In 2004, the last full year prior to the FDA's public health advisory, approximately 5 million prescriptions were written for Protopic and Elidel in the United States. Following the implementation of the boxed warning, prescriptions for these products declined rapidly. Atopic dermatitis treatments also include antibiotics, antihistamines and combinations of treatments. If approved, we anticipate that crisaborole will be the first non-steroidal topical treatment for atopic dermatitis approved by the FDA since the approval of Elidel in 2001.

  Crisaborole Clinical Development Program in Mild-to-Moderate Atopic Dermatitis

        In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis. Below is a summary of our crisaborole pivotal and non-pivotal clinical studies and certain other studies completed to date:

  •
  In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. The long-term safety study was an open-label study that enrolled patients from both Phase 3 pivotal studies and was designed to evaluate the long-term safety of crisaborole in patients as young as 2 years of age. Crisaborole was administered to patients by investigators in 4-week treatment periods, as indicated pursuant to the study protocol, for up to 12 months. The study sought to enroll enough patients so as to allow at least 300 patients to complete six months of treatment and at least 100 patients to complete 12 months of treatment. The study enrolled a total of 517 patients, of which 396 completed six months of intermittent treatment, and 271 completed 12 months of intermittent treatment. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. No treatment-related serious adverse events were reported and most adverse events ("AEs") were graded as mild in severity, and transient. The most common treatment-related AEs, reported by at least 2% of patients, were atopic dermatitis (3.1%) and application site pain (2.3%).

  •
  In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. The studies consisted of two multi-center, double-blind, vehicle-controlled studies of over 750 patients each, aged 2 years and older with mild-to-moderate atopic dermatitis (defined as an Investigator's Static Global Assessment ("ISGA") score of 2 (mild) or 3 (moderate)). The ISGA is a 5-point scale ranging from 0 (clear) to 4 (severe). Patients were randomized in a 2:1 ratio (crisaborole:vehicle). Crisaborole or vehicle was applied twice daily ("BID") for 28 days. The primary efficacy endpoint was success in ISGA at day 29 (defined as the proportion of patients achieving an ISGA score of 0 (clear) or 1 (almost clear) with at least a 2-grade improvement from baseline). In Study AD-301, 32.8% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 25.4% of patients treated with vehicle (p=0.038). In Study AD-302, 31.4% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 18.0% of patients treated with vehicle (p<0.001). Secondary endpoints included the proportion of patients achieving an ISGA score of 0 or 1 (irrespective of a minimum 2-grade improvement) at day 29 and time to success in ISGA. In Study AD-301, 51.7% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 40.6% of patients treated with vehicle (p=0.005). In Study AD-302, 48.5% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 29.7% of patients treated with vehicle (p<0.001). The time course to success in ISGA between crisaborole and vehicle was statistically significantly different (p<0.001) in each study, with patients treated with crisaborole achieving success earlier than vehicle-treated patients. Our safety evaluation included reported AEs, safety laboratory tests and vital signs. The safety results from the studies were consistent with previous studies, and the majority of AEs in crisaborole-treated patients were graded as mild in severity. The most common AEs occurring on a pooled basis across both studies in at least 2% of patients were application site pain (4.4% and 1.2% for crisaborole and vehicle, respectively) and upper respiratory tract infections (3.0% and 3.0% for crisaborole and vehicle, respectively). There were no treatment-related serious AEs among patients treated with crisaborole.

  •
  In January 2015, we announced the completion of two two-year rodent carcinogenicity studies for crisaborole. Neither of these carcinogenicity studies identified any evidence of crisaborole-related malignancies.

  •
  In February 2014, we completed a healthy-volunteer drug-drug interaction clinical study demonstrating that crisaborole and its metabolites do not interact with cytochrome P450 subtype 2C9.

  •
  In December 2013, we completed a thorough QT ("TQT") study in approximately 180 healthy volunteers. The primary endpoint of this study was the assessment of any change from a baseline electrocardiogram ("ECG") and, more specifically, the QT/QTc interval, following multiple doses of crisaborole as compared to vehicle ointment at day 9. Study results indicated that crisaborole did not have any significant effect on the primary endpoint and appeared safe from a cardiac perspective.

  •
  In November 2013, we reported the results of a Maximal Use Systemic Exposure ("MUSE") study in children. The multi-center, open label study enrolled 34 patients, ages two to 17 years, with mild-to-moderate atopic dermatitis with a mean involvement of 49% of total body surface area ("BSA"). Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). In the MUSE study, patients (or their caregivers) were instructed to apply crisaborole BID for 28 days. In this open label study, crisaborole appeared to be safe, well-tolerated and efficacious when applied twice daily to these patients. 65% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) after four weeks of treatment; 47% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) with a minimum 2-grade improvement after four weeks of treatment; mean pruritus scores improved by 63% after four weeks of treatment; and patients demonstrated an average 78% reduction in affected BSA after four weeks of treatment. Overall blood levels of crisaborole in pediatrics and adolescents were relatively low and were similar to those previously observed in adults after adjusting for percent BSA treated.

  •
  In March 2013, we reported the results of a Phase 2 dose-ranging study in 86 adolescents (ages 12-17) with mild-to-moderate atopic dermatitis. Patients were randomized 1:1 to either once daily ("QD") or BID application for 28 days. Patients were instructed to apply crisaborole topical ointment, 2.0%, to one target lesion and crisaborole topical ointment, 0.5%, to a comparable target lesion. The primary endpoint was the change from baseline Atopic Dermatitis Severity Index ("ADSI") score, which is the sum of the severity scores of five clinical features (erythema, pruritus, exudation, excoriation and lichenification) from 0 (none) to 3 (severe) for each feature, for a total score of 0 to 15. A clear dose response was demonstrated in this study, with crisaborole topical ointment, 2.0%, BID yielding the greatest improvement. Lesions treated with crisaborole topical ointment, 2.0%, BID for 28 days achieved a 71% improvement from baseline in their ADSI score, with 62% of lesions in this treatment group achieving total or partial clearance. Most AEs were mild and largely unrelated to the study drug.

  •
  In December 2012, we announced results from our second Phase 2 study of crisaborole for the treatment of atopic dermatitis. This Phase 2 open-label study enrolled 23 adolescent patients, with mild-to-moderate atopic dermatitis involving 10-35% of treatable BSA. Mild-to-moderate atopic dermatitis was defined as an ISGA score of 2 (mild) or 3 (moderate). Patients were instructed to apply crisaborole BID for 28 days. The primary endpoints were an assessment of safety and tolerability based on the frequency and severity of systemic and local AEs as well as the pharmacokinetic profile. The secondary endpoints included an assessment of the change in ISGA score as well as individual signs and symptoms of atopic dermatitis. It was our first study in adolescents with atopic dermatitis, and the first study in which we evaluated the treatment of all of a patient's atopic dermatitis and measured the improvement using the ISGA. In this study, 35% of patients achieved an ISGA score of 0 (clear) or 1 (almost clear) with a minimum 2-grade improvement.

  •
  In December 2011, we announced the results of our first Phase 2 study of crisaborole for the treatment of atopic dermatitis. In this six-week, double-blind, bilateral study, 25 patients were randomized 1:1 to treat their atopic dermatitis lesions BID with crisaborole or vehicle. The primary endpoint was the improvement in lesions treated with crisaborole compared to lesions treated with vehicle at 28 days. Improvement was defined as a decrease in the ADSI score. Crisaborole met the primary endpoint with 68% of subjects treated with crisaborole demonstrating greater improvement in ADSI score from baseline in crisaborole-treated lesions than in the vehicle-treated lesions, compared to 20% of subjects who had a greater decrease in the vehicle-treated lesion than in the active-treated lesion (p=0.017). The proportion of lesions achieving total or partial clearance (ADSI score ≤ 2.0) at day 28 was 52% for lesions treated with crisaborole compared to 16% for lesions treated with vehicle.

  Crisaborole for Psoriasis

        We have also studied crisaborole for the treatment of psoriasis in several non-pivotal clinical studies where it demonstrated initial tolerability and activity against psoriatic lesions.

  Crisaborole Clinical Development Program in Psoriasis

        Crisaborole has demonstrated initial tolerability and activity against psoriatic lesions in several non-pivotal clinical studies. In October 2011, we participated in an End of Phase 2 meeting with the FDA to discuss the design of Phase 3 pivotal studies for crisaborole in psoriasis and, in November 2011, we filed a special protocol assessment ("SPA") and reached agreement with the FDA on the major parameters associated with the design and conduct of any follow-on Phase 3 pivotal studies of crisaborole in psoriasis. Given the outcome of the Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis and the large unmet medical need in atopic dermatitis relative to psoriasis, we are focusing our current crisaborole development activities on atopic dermatitis rather than psoriasis, and will evaluate further psoriasis development and clinical activities in the future.

        We have completed a number of non-pivotal clinical studies of crisaborole in patients with psoriasis, including four Phase 2 clinical studies between March 2008 and June 2011. Our last Phase 2b study evaluated crisaborole in patients with mild-to-moderate psoriasis under the anticipated conditions of any follow-on Phase 3 pivotal studies in order to provide us with preliminary indications of efficacy, local tolerability and systemic safety when treating a larger BSA than our previous Phase 2 studies. In our last Phase 2 study, 68 subjects were randomized in a 2:1 ratio, crisaborole to vehicle. Subjects treated with crisaborole showed improvement over vehicle at each of the recorded time points during the 12-week study period with peak efficacy (defined as the proportion of subjects achieving complete or near complete clearance of treated psoriasis plaques with a minimum 2-grade improvement from baseline) of 26% occurring after six weeks of treatment with crisaborole.

  Other Anti-inflammatory Compounds

        We have discovered boron-based compounds that are in the early stages of screening, research and development for potential anti-inflammatory indications. Among these compounds are compounds discovered in connection with our next generation PDE-4 inhibitor and cytokine suppression programs.

Our Antifungal Programs

        We have discovered other boron-based compounds that are in the early stages of screening, research and development for potential antifungal indications. Among these compounds is our wholly-owned investigational topical antifungal product development candidate AN2718. Based on preclinical studies, AN2718 may have utility in the treatment of onychomycosis and fungal infections of the skin. In addition, our Phase 1 data from a 21-day skin irritation study of AN2718, which we disclosed in March 2009, indicated that AN2718 has a low skin irritation profile across multiple doses and that it may therefore be suitable for the treatment of skin fungal infections. Under the Sandoz Agreement, we granted to Sandoz a right of first negotiation to obtain a license to develop and/or commercialize AN2718 in the United States before we enter into any such agreement with a third party.

Our Antibiotic Programs

        We have discovered boron-based compounds that are in various stages of screening, research and development for potential anti-bacterial indications.

  AN3365 for Gram-Negative Infections

        AN3365 is our wholly-owned investigational antibiotic product development candidate for the potential treatment of infections caused by Gram-negative bacteria, including E. coli, Klebsiella pneumoniae, Citrobacter spp., S. marcescens, P. vulgaris, Providentia spp., Pseudomonas aeruginosa and Enterobacter spp. Traditionally, Gram-negative infections have been treated with antibiotics, particularly beta-lactams, including penicillins, cephalosporins and carbapenems, and quinolones, including flouroquinolones. However, the effectiveness of existing antibiotics has been declining due to increasingly prevalent drug resistance and there is an ongoing need for novel antibiotics.

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

        In July 2010, GSK exercised its option under the Original GSK Agreement to exclusively license, develop and commercialize AN3365. In June 2011, GSK initiated two Phase 2b studies for complicated urinary tract infections ("cUTI") and complicated intra-abdominal infections. In September 2011, we and GSK entered into a master amendment to the Original GSK Agreement (the "GSK Master Amendment" and, together with the Original GSK Agreement, the "GSK Agreement") to, among other things, give effect to certain rights in AN3365 that would be acquired by the U.S. government in connection with GSK's government funding supporting its development of AN3365, and provide GSK the option to extend its rights around the bacterial enzyme target leucyl-tRNA synthetase. In March 2012, GSK voluntarily discontinued its clinical studies of AN3365 due to a microbiological finding of resistance in a small number of patients in the Phase 2b study for the treatment of cUTI. In October 2012, GSK advised us that it had discontinued further development of AN3365 and all rights to AN3365 reverted to us. If we choose to further develop AN3365, we may be required to make certain milestone payments in an aggregate of up to $8.0 million to GSK if an NDA for AN3365 is approved by the FDA, and low single digit percentage royalty payments to GSK. We are currently considering our options for further development, if any, of this compound.

Research and Development Activities Related to Our Core Areas of Focus

        We have developed expertise and an understanding of the interactions of boron-based compounds with key biological targets relevant to treating disease, and all of our current research and development programs are based on compounds that have been internally discovered based upon our boron chemistry platform. Our research and development activities are targeted in our core areas of focus, where we have discovered boron-based compounds that are in various stages of screening, research and development for potential anti-inflammatory, antifungal and anti-bacterial indications.

        We continually evaluate each product development candidate in an effort to efficiently allocate research and development dollars to projects we deem to be in our best interests based on, among other factors, the product development candidate's performance in pre-clinical and/or clinical studies, our expectations regarding the potential future regulatory approval of the product development candidate and our view of the potential commercial viability of the product development candidate in light of market conditions. For a further discussion of our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

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

        Our boron chemistry platform appears to be particularly well-suited for the treatment of these infectious diseases, and our work in this area also allows us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Until such time as we are consistently profitable, however, we are committed to doing this research only when we can use grants and other non-dilutive sources of funding in a close to cash-neutral manner. In recent years, a number of foundations and governments have created public-private partnerships to address this gap by funding promising technologies that may result in new drugs. Below is an overview of our key neglected disease initiatives:

  DNDi

        In December 2007, we established a partnership with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 (also referred to as SCYX-7158) for HAT, a disease caused by parasites transmitted by the bite of a tsetse fly that threatens millions of people in sub-Saharan Africa and is fatal if left untreated. In March 2012, DNDi commenced Phase 1 human clinical studies of AN5568 in HAT, making AN5568 the first compound from our neglected diseases initiatives to enter human clinical studies. The AN5568 Phase 1 clinical study was completed in 2015 and a Phase 2/3 registration study is planned for 2016. If successful in clinical development, AN5568's single oral dosage formulation, potential to treat all stages of the disease and short duration of therapy offer an opportunity to change the way HAT is treated and contribute to the elimination of the disease in conflict ridden areas such as the Democratic Republic of the Congo. DNDi is solely responsible for clinical development of AN5568 for this indication.

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

  Gates Foundation

        In April 2013, we entered into a research agreement with the Gates Foundation to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation is obligated to pay us up to $18.3 million over a three-year research term expiring in April 2016 to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases. Now that the library is completed, we are responsible for storing the library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access for the five-year period following the library completion date, unless earlier terminated pursuant to the terms of the agreement. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received.

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

  GALVmed

        We entered into a collaboration agreement (the "GALVmed Agreement") with the Global Alliance for Livestock Veterinary Medicines ("GALVmed") effective in July 2014 for the further development of certain drug candidates for the treatment and prevention of African trypanosomiasis in cattle. These drug candidates were developed under earlier research agreements between the two parties. The GALVmed Agreement provides for up to $2.8 million of research funding to be paid to us in installments over a research period of 19 months, expected to end in March 2016. The research will be conducted in stages and, if and when GALVmed decides to commence research on each stage, it will pay our budgeted research costs for such stage in advance.

Sales and Marketing

        KERYDIN was our first product approved by the FDA and is our first commercialized product. Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. While we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. In order to commercialize crisaborole, if approved, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services. If crisaborole receives FDA approval, we expect to establish a commercial organization with technical expertise and supporting distribution capabilities to commercialize crisaborole. We intend to continue to evaluate how best to commercialize our product development candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof.

Customers

        In 2015, our revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (including revenues from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments). For a further discussion of our customer concentration, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $65.0 million for each of 2016 and 2017. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017.

        Research collaborators, including the Gates Foundation, have accounted for significant revenues in the past and may not provide research contracts revenue in the future under existing agreements and/or new collaboration agreements, which may have a material effect on our operating results.

Intellectual Property

        Protecting our intellectual property, such as our patents, is a key part of our strategy. As of December 31, 2015, we were the owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to composition of matter, pharmaceutical formulations, methods of use or methods of manufacture in various indications. In addition, we regularly pursue, either solely or with a collaborator, additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

        The following table summarizes the U.S. patents covering our currently-approved product, KERYDIN, and our lead product development candidate, crisaborole.

	Patent No.	Type of Patent(1)	U.S. Patent Expiry(2)
KERYDIN	7,582,621	Method of use	May 2027(3)
	7,767,657	Pharmaceutical formulation	May 2027(3)
	8,115,026	Method of manufacturing	July 2026
Crisaborole	8,039,451	Composition of matter	June 2026
	8,168,614	Method of use	January 2030
	8,501,712	Method of use	February 2027

(1)
You should read the risk factors included elsewhere in this Annual Report on Form 10-K for important information about risks posed by the loss of patent protection, in particular the risks described under "Risk Factors—Risks Relating to Our Intellectual Property."

(2)
Patent expiration dates listed above do not include any potential extension or adjustment of the patent term.

(3)
In August 2015, a hedge fund (acting with affiliated parties and proceeding under the name of the Coalition for Affordable Drugs X LLC ("CFAD")) filed a total of three petitions with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office seeking to institute Inter Partes Review ("IPR") proceedings to invalidate our Orange Book-listed U.S. Patents Nos. 7,582,621 (the "'621 Patent") and 7,767,657 (the "'657 Patent" and, together with the '621 Patent, the "KERYDIN Orange Book Patents") covering KERYDIN. In February 2016, the PTAB instituted IPR proceedings on these three petitions. In the IPR proceedings, CFAD will have the opportunity to challenge the validity of the claims in the KERYDIN Orange Book Patents before the PTAB. We expect that the PTAB will issue final decisions concerning the patentability of the claims in the KERYDIN Orange Book Patents within one year after the institution of the IPR proceedings, and either party may file an appeal of such decisions with the United States Court of Appeals for the Federal Circuit. We intend to vigorously defend the KERYDIN Orange Book Patents in the IPR proceedings. However, it is impossible to predict with certainty the outcome of such matters. We can offer no assurance as to whether we will be successful in our defense of some or all of the claims of the KERYDIN Orange Book Patents, or will be able to maintain exclusivity following the expiration of the expected U.S. regulatory exclusivity for KERYDIN. See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        In addition, while we have not yet sought marketing approval for KERYDIN or crisaborole outside of the United States, we hold a number of non-U.S. patents and patent applications covering KERYDIN and crisaborole.

        Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product development candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions, and the legal standards relating to the patentability, validity and enforceability of pharmaceutical patents are evolving. Changes in either the patent laws or in interpretations of patent laws in U.S. and foreign jurisdictions may diminish the value of our intellectual property. There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the Leahy-Smith America Invents Act (the "America Invents Act") was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law that affect the way patent applications are filed, prosecuted and litigated, including, among other things, creating processes, such as IPR and other post-grant review processes, that permit third parties to challenge the patentability of granted patents before the PTAB. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we may license from third parties. Additionally, our currently pending or future patent applications may not result in issued patents, and any term extensions that we seek may not be granted. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology or prevent third parties from marketing products that are similar or identical to ours.

        In addition, as of December 31, 2015, we jointly owned a small number of U.S. patents and patent applications and non-U.S. patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Manufacturing and Supply

        We currently outsource all of our commercial and clinical drug product manufacturing activities, including those relating to KERYDIN and crisaborole, to third-party manufacturers who are obligated to perform such services in compliance with current Good Manufacturing Practices ("cGMP"). We rely on these third-party cGMP manufacturers for a number of manufacturing activities, including all active pharmaceutical ingredient ("API") and finished drug product manufacturing and packaging for KERYDIN and crisaborole.

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

        We intend to continue to rely on third-party cGMP manufacturers for the manufacturing and packaging of KERYDIN, crisaborole, if approved, other future approved products, if any, and our clinical-stage product development candidates for which we have manufacturing responsibility. We believe this manufacturing strategy will enable us to direct financial resources to the development and commercialization of products rather than diverting resources to establishing a manufacturing infrastructure. See Item 1A. "Risk Factors—Risks Related to Our Dependence on Third Parties—We

have limited experience manufacturing API, product development candidates or approved products on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our requirements and management of our supply chain. If we experience problems with any of these suppliers, the manufacturing of our products, including KERYDIN, crisaborole, if approved, or our other product development candidates, could be delayed." In addition, we have limited in-house, non-cGMP manufacturing capacity for research-related activities.

Competition

        The pharmaceutical industry is highly competitive. KERYDIN competes, and crisaborole, if approved, and our other future approved products, if any, will compete, with products marketed by numerous other pharmaceutical companies, including large fully-integrated companies, with financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. The ability of KERYDIN, crisaborole, if approved, and other future approved products, if any, to compete with products sold by other companies will depend on a number of factors, including product efficacy, safety, price and convenience. We believe that the competitive environment for KERYDIN and, if approved for the treatment of mild-to-moderate atopic dermatitis, crisaborole is as follows:

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

        There are also several potential treatments for onychomycosis in development by other companies. For example, Topica Pharmaceuticals, Inc. completed a Phase 2b/3 clinical study of 10% Luliconazole Solution to evaluate the efficacy and safety of two different dosing regimens in the third quarter of 2014 and is currently seeking a partner for Phase 3 development and commercialization of its product development candidate. Similarly, in the fourth quarter of 2014, Viamet Pharmaceuticals, Inc. commenced a Phase 2b clinical study to evaluate the efficacy and safety of oral VT-1161, with top-line data expected during the fourth quarter of 2016. In addition, several companies are pursuing various devices for onychomycosis, including laser technology.

Crisaborole

        If approved for the treatment of mild-to-moderate atopic dermatitis, we anticipate that crisaborole would compete against:

  •
  Topical treatments, including topical corticosteroids, such as triamcinolone acetonide, which is available as a generic, Locoid (hydrocortisone butyrate), which is marketed by Valeant, and Clobex (clobetasol propionate), which is marketed by Galderma, and topical calcineurin inhibitors, such as Elidel (pimecrolimus), which is marketed by Valeant, Protopic (tacrolimus), which is marketed by Astellas, and generic versions of tacrolimus.

  •
  Systemic treatments, including antibiotics and antihistamines, as well as systemic treatments typically reserved for moderate-to-severe cases of atopic dermatitis, including corticosteroids (primarily prednisone), cyclosporine, azathioprine, methotrexate and mycophenolate mofetil.

  •
  Other treatments, including ultraviolet light therapy and over-the counter products.

        There are also several potential treatments for atopic dermatitis in development by other companies, including dupilumab, ixekizumab, Toctino (oral alitretinoin), Otezla (apremilast), Welichem Biotech Inc.'s compound WBI-1001/GSK2894512, licensed to GSK, Eisai Co., Ltd.'s E6005, Otsuka Pharmaceutical Co., Ltd.'s OPA-15406 and Vitae Pharmaceuticals, Inc.'s VTP-38543.

Government Regulation

        The manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, AE reporting, record-keeping, importing and exporting of prescription drug products, as well as drug research and development activities, are subject to extensive regulation by the FDA and other regulatory authorities. As a result of these regulations, product development, approval and commercialization processes and activities are complex, expensive, time-consuming and subject to a high degree of risk.

Federal Food, Drug and Cosmetic Act

        Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, safety reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act ("FFDCA") and its implementing regulations. Obtaining FDA approval and achieving and maintaining compliance with applicable laws and regulations requires the expenditure of substantial time and financial resources and the reliance upon third parties over whom we do not have complete control. Our failure, or the failure of any of our third-party partners, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in the approval, or a refusal to approve, our product development candidates, withdrawals of product approvals, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recalls or seizures, total or partial suspensions of production or distribution, interruptions of manufacturing or clinical studies, operating restrictions, injunctions, suspensions of licenses, civil penalties and/or criminal prosecutions. FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, extensive amounts of information demonstrating the safety and efficacy of each product development candidate, including data from preclinical and clinical studies, information pertaining to the preparation, manufacture and stability of the drug, analytical methods, product formulation, and proposed product packaging and labeling.

New Drug Applications

        To obtain FDA approval of a prescription product development candidate, an applicant, also called a sponsor, must, among other things, submit the data and information described above in an NDA and include payment of a user fee. The testing and collection of data and the preparation of necessary applications are complex, expensive and time-consuming, and the outcomes are uncertain.

        The FDA's new drug approval process generally involves:

  •
  completion of preclinical laboratory and animal safety testing in compliance with the FDA's Good Laboratory Practice regulations and the International Conference on Harmonisation guidelines;

  •
  submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical studies may begin in the United States;

  •
  demonstration that the methods used in manufacturing the drug and the controls used to maintain the drug's quality are adequate to preserve the drug's identity, strength, quality and purity;

  •
  performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed drug product for each intended indication;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the facility or facilities at which API and finished drug product are manufactured to assess compliance with the FDA's cGMP regulations;

  •
  potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA; and

  •
  FDA review and approval of the NDA.

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approvals for our product development candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the submission, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical studies can begin. Our submission of an IND may not result in FDA authorization to commence clinical studies. A separate submission to an existing IND must also be made for each successive clinical study conducted during product development. Further, an independent institutional review board ("IRB") covering each medical center proposing to conduct clinical studies must review and approve the plan for any clinical study before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical study at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical study intended to form the primary basis of an effectiveness and safety claim. If the FDA agrees in writing, the study design may not be changed after the study begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product development candidate is identified. If the outcome of the study is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness and safety. Clinical testing also must satisfy extensive Good Clinical Practice regulations, which include, among others, requirements that all research subjects provide informed consent and that all clinical studies be conducted under the supervision of one or more qualified investigators.

        For purposes of an NDA submission and approval, human clinical studies are typically conducted in the following sequential phases, which may overlap:

  •
  Phase 1:  Studies are initially conducted in a limited subject population to test the product development candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion, generally in healthy humans.

  •
  Phase 2:  Studies are generally conducted in a limited patient population to identify possible AEs and safety risks, to determine the initial efficacy of the product development candidate for specific targeted indications and to determine dose selection and optimal dosage. Multiple Phase 2 clinical studies may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase 3 clinical studies. In some cases, a sponsor may decide to conduct what is referred to as a "Phase 2b" evaluation, which is a second, confirmatory Phase 2 clinical study that could, if positive and accepted by the FDA, serve as a pivotal study in the approval of a product development candidate.

  •
  Phase 3:  These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product development candidate is effective and has an acceptable safety profile, Phase 3 clinical studies are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical study sites. Generally, evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase 3 clinical studies of a product development candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product development candidate and provide an adequate basis for product labeling.

  •
  Phase 4:  In some cases, the FDA may condition approval of an NDA for a product development candidate on the sponsor's agreement to conduct additional clinical studies to further assess the drug's safety and/or efficacy after NDA approval. Such post-approval studies are typically referred to as Phase 4 clinical studies.

        Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs. Concurrent with clinical studies, sponsors usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the product development candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product development candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Moreover, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product development candidate does not undergo unacceptable deterioration over its shelf life.

        The results of product development, preclinical and clinical studies are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Once an NDA submission is accepted for filing, the FDA begins a comprehensive review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has twelve months from submission in which to complete its review of a standard application, and eight months for a priority application. The FDA does not always meet its PDUFA goal dates, and in certain circumstances the PDUFA goal dates may be extended. The FDA may also refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may not act quickly or favorably in reviewing applications, and we may encounter significant difficulties or costs in connection with our efforts to obtain FDA approvals, which could delay or preclude us from marketing our product development candidates.

        The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional clinical studies. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical studies are not always conclusive and the FDA may interpret data differently than we do. Once issued, a product approval may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning the safety or efficacy of the product occur following approval. AEs with each approved product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or, in certain cases, the removal of the product from the market. In addition, the FDA may require testing, including Phase 4 clinical studies, Risk Evaluation and Mitigation Strategies ("REMS"), and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, approval of a new or supplemental NDA may be required, which may involve conducting additional studies.

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

        The Hatch-Waxman Amendments also provide for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Amendments prohibit submission of an Abbreviated New Drug Application ("ANDA") or a 505(b)(2) NDA (each as described below) by another company for a generic version of such drug, or modification to the previously approved version, with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Amendments will not prevent the filing or approval of a full NDA. In order to gain approval of a full NDA, however, a competitor would be required to conduct its own preclinical investigations and clinical studies. If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation, such as a new use, over the previously approved drug and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, then the Hatch-Waxman Amendments prohibit the FDA from making effective the approval of an ANDA or a 505(b)(2) NDA for a generic version of such drug or modification of the previously approved version for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.

        While the Hatch-Waxman Amendments provide certain patent term restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical studies demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and product data. The Hatch-Waxman Amendments also instituted a third type of drug application that requires the same information as an NDA including full reports of clinical and preclinical studies except that some of the information from the reports required for marketing approval comes from studies that the applicant does not own or for which the applicant does not have a legal right of reference. This type of application, a 505(b)(2) NDA, permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

        Finally, the Hatch-Waxman Amendments require, in some circumstances, an ANDA or a 505(b)(2) NDA applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant's opinion that each patent listed by the holder of the approved NDA in FDA's Approved Drug Products with Therapeutic Equivalence Evaluations publication is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain an automatic 30-month stay against the applicant seeking to reference the NDA. The NDA or patent holder could still file a patent suit after the 45 days, but if they did, they would not have the benefit of a 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. The discovery, trial and appeals process in such suits can take several years. If such a suit is timely commenced, the Hatch-Waxman Amendments provide a 30-month stay on the FDA's approval of the applicant's competing ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the applicant or the challenged patent expires during a 30-month stay period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. The patent owner and the NDA holder have the opportunity to trigger only a single 30-month stay per ANDA or 505(b)(2) NDA. Once the ANDA or 505(b)(2) NDA applicant has notified the patent owner and the NDA holder of the infringement, the applicant cannot be subjected to another 30-month stay, even if the applicant becomes aware of additional patents that may be infringed by its product.

International Regulation

        In addition to regulations in the United States, we may in the future be subject to a variety of foreign regulations, including regulations that govern pre- and post-authorization clinical studies, product manufacturing, advertising and promotion, distribution and safety reporting. Outside of the United States, our ability to market a product generally depends upon receiving a marketing authorization from the appropriate regulatory authority or authorities. The requirements governing the conduct of clinical studies, product licensing, marketing authorizations, manufacturing, distribution, pricing and reimbursement vary widely from country to country, and the time required to obtain approval may be longer or shorter than that required for FDA approval. In countries outside the United States, however, we will generally be permitted to commercialize our products only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy.

        In the European Union (the "EU"), marketing authorization for product development candidates may be obtained through a centralized authorization procedure or national authorization procedures. The centralized procedure allows a company to submit a single application to the European Medicines Agency (the "EMA"), which will provide an opinion on whether a product development candidate may be marketed or not. The European Commission may, based on the opinion of the EMA, grant a centralized marketing authorization that is valid in all EU member states and certain additional European countries. National authorization procedures, on the other hand, require a separate application to, and lead to separate approvals by, the competent authorities of each EU member state in which the applicant is seeking to market its product development candidate. There are two possible routes for companies to gain national authorization. One is the decentralized procedure, which allows companies to file applications with several EU member states simultaneously for product development candidates that have not yet been authorized in any EU member state. The competent authority of one EU member state selected by the applicant assesses the application to determine whether to grant the marketing authorization. If the marketing authorization is granted by the competent authority of the assessing EU member state, the competent authorities of the other EU member states must also grant marketing authorization for their territories, except where grounds of potential serious risk to public health require this authorization to be refused. The other route to gain national authorization is the mutual recognition procedure, which allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized in other EU member states.

Healthcare Payor Coverage and Reimbursement

        Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from healthcare payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private healthcare insurance companies and managed-care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost-containment. Ongoing federal and state government initiatives directed at lowering the total cost of healthcare will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

  •
  changing reimbursement methodologies of healthcare payors, including government payors and commercial payors;

  •
  decisions on which drugs to include in formularies;

  •
  revising drug rebate calculations under the Medicaid program; and

  •
  reforming drug importation laws.

        The Patient Protection and Affordable Care Act ("PPACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Healthcare Reform Act"), was signed into law in March of 2010. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers, and included, among others, the following measures:

  •
  Annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs;

  •
  Increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs;

  •
  A Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

  •
  Requirements for manufacturers to discount drug prices to eligible patients by 50% at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D; and

  •
  An increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

        The Healthcare Reform Act also included provisions expanding health insurance coverage in the United States that took effect in 2014. "Health Insurance Exchanges" were established for each state to provide an opportunity for individuals without access to employer or other government-sponsored coverage to purchase insurance from qualifying private health plans. These qualifying private health plans often offer prescription drug benefits that are more restrictive than those offered by health plans sponsored by large employers, with higher deductibles and co-pays, increased use of co-insurance and fewer prescription drugs on formulary. Private and government health plans are increasingly employing (i) formularies to control costs by negotiating discounted prices for pharmaceutical products in exchange for formulary inclusion, and (ii) utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. Additionally, some healthcare payors are requiring preapproval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies.

        Although the Healthcare Reform Act has significantly impacted the pharmaceutical industry, the full impact of the reforms are not yet fully known, as the Centers for Medicare & Medicaid Services ("CMS") and other agencies continue to issue implementing regulations. For example, in January 2016, CMS issued a final rule implementing the Medicaid rebate provisions of the Healthcare Reform Act, the majority of which becomes effective in April 2016.

        In the coming years, additional changes may be made to governmental healthcare programs that could significantly impact the profitability of our approved products. We are unable to predict what additional legislation, regulations or policies, if any, relating to healthcare payors or cost-containment measures may be enacted in the future. To the extent such legislation, regulations or policies are adopted, they could have a material adverse effect on our ability to obtain adequate prices for our current and future approved products and have a material adverse impact on our financial condition and results of operations.

Manufacturing Requirements

        We do not currently own or operate facilities for the manufacture of our current or future approved products. We rely, and expect to continue to rely, on third parties for the production of preclinical, clinical and commercial quantities of our products. We do not have direct control over the activities of our third-party manufacturers and we are dependent on our third-party manufacturers to comply with all applicable federal, state, local and foreign regulatory requirements, including cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic post-approval inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

Other Regulatory Requirements

        With respect to product-related communications, advertising and promotion, the FDA imposes a number of complex regulations, which include, among others, restrictions on communications with healthcare professionals, direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and communications involving the internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in significant consequences, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, civil monetary penalties and state and federal criminal investigations and prosecutions. We are also subject to various laws and regulations regarding AE reporting, laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals, any one or more of which could have a material adverse effect on us.

        In addition, the Healthcare Reform Act requires that pharmaceutical manufacturers record "transfers of value" made to licensed U.S. physicians and teaching hospitals and disclose such data to the U.S. Department of Health and Human Services. The information is aggregated and posted on the Open Payments website, which is managed by CMS. Failure to report "transfers of value" to physicians or teaching hospitals may result in civil penalties or potentially criminal penalties if a manufacturer intentionally makes false statements or excludes information required in such reports. While it is difficult to predict with certainty, the public disclosure of such information may negatively impact our ability to engage with physicians on matters of importance to us, including the development of new product development candidates and the exchange of scientific information.

Employees

        As of December 31, 2015, we had 110 employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

Environmental Matters

        Our research and development processes involve the controlled use of hazardous materials, including chemicals. While we rely on third-party manufacturers for our clinical and commercial product requirements, our operations, including our research and development operations, may produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. Compliance with environmental, health and safety and other laws and regulations may be expensive and current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

        We recorded a net loss of $61.2 million in 2015. With the exception of 2013, which was positively impacted by a significant legal settlement with Valeant, we have incurred net losses in each year since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $278.8 million. Historically, we have allocated most of our financial resources to research and development, including our preclinical development activities and clinical studies. While Sandoz is responsible for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN under the Sandoz Agreement (except for the Anacor Contribution in 2015), we expect that, as a general matter, our research and development expenses and sales and marketing expenses for our product development candidates and approved products, respectively, will increase in the future as we continue our early-stage research, advance our discovery research projects into the preclinical stage and progress our product development candidates, including crisaborole, through clinical development and into the commercialization stage. For example, while we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. Such activities will be expensive and time-consuming. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows in 2016, and we cannot guarantee that payments under the Sandoz Agreement and any revenue generated from crisaborole, if approved, will be sufficient to offset losses in future years. These losses and negative cash flows have had, and unless we become profitable, will continue to have, an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of our expenses or when, or if, we will be able to attain or maintain profitability. In addition, our expenses could increase if we are required by the FDA to perform additional studies for crisaborole, or studies in addition to, or that are larger than, those that we currently expect for our other product development candidates. Whether we continue to incur future net losses will depend, in part, on our future expenses and our ability to generate revenues. Revenues from the Sandoz Agreement will depend in large part on the successful commercialization of KERYDIN. Prior to our entry into the Sandoz Agreement, we financed our operations primarily through the sale of equity securities, debt arrangements, government contracts and grants and payments under our collaborations and research agreements with GSK, Lilly, the Gates Foundation and the United States Department of Defense, Defense Threat Reduction Agency ("DTRA") and our legal settlement with Valeant. Revenues from such collaborations and research agreements are uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other collaborations that will generate significant cash. If we are unable to obtain regulatory approval for our product development candidates, including crisaborole, or if revenues from our approved product, KERYDIN, and, if approved, crisaborole, are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

        Our operations to date have been primarily limited to our early-stage research and undertaking preclinical and clinical studies of our product development candidates and we are reliant on collaborators with respect to certain of our product development candidates and our approved product, KERYDIN. In particular, under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history or greater control. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  any issues, delays or failures arising as a result of our studies relating to our product development candidates, including crisaborole;

  •
  the outcome, timing and cost of regulatory approvals, and content of approved labeling for our product development candidates, including any delay or failure by the FDA to approve crisaborole;

  •
  our ability to timely and successfully launch, either alone or with a partner, crisaborole, if approved;

  •
  competition from existing products or new products, including Jublia, Valeant's efinaconazole product approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

  •
  our dependency on third-party manufacturers to supply or manufacture our products, including KERYDIN and, if approved, crisaborole;

  •
  our ability to establish effective sales, marketing and distribution capabilities in a timely manner;

  •
  market acceptance of KERYDIN, crisaborole, if approved, and our other product development candidates;

  •
  delays in the commencement, enrollment and timing of clinical testing for our product development candidates;

  •
  potential side effects that could delay or prevent approval and commercialization of our product development candidates or cause our approved drugs to be taken off the market;

  •
  the availability of adequate coverage and reimbursement from federal, state and private healthcare payors for our approved products;

  •
  our ability to generate or obtain additional funding to develop our product development candidates;

  •
  our ability to obtain approval for and commercialize KERYDIN, crisaborole and our other product development candidates outside of the United States;

  •
  our ability to establish or maintain collaboration, licensing or other arrangements;

  •
  our ability, and the ability of third parties, to protect and defend intellectual property rights;

  •
  costs related to, and outcomes from, potential litigation or other proceedings;

  •
  our ability to adequately support future growth;

  •
  our ability to attract and retain key personnel to manage our business effectively;

  •
  our ability to maintain our accounting systems and controls;

  •
  potential product liability claims;

  •
  potential liabilities associated with hazardous materials; and

  •
  our ability to maintain adequate insurance coverage.

        Due to, among others, the various factors mentioned above, our results during any quarterly or annual period should not be relied upon as an indication of our future operating performance.

We may continue to require substantial additional capital and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs.

        The development and commercialization of pharmaceutical products is expensive. The costs include those associated with conducting preclinical and clinical studies, interactions with regulatory authorities and the expenses associated with product commercialization. If, for example, the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase materially beyond what we currently anticipate and the timing of any potential product approval may be delayed. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may need to raise additional capital to fund our operating requirements beyond that period, including our commercialization activities relating to crisaborole, if approved, and our research and development activities. Furthermore, any delays in, or unanticipated costs associated with, our development, regulatory or commercialization efforts could significantly increase the amount of additional capital required for us to conduct such activities and meet our operating requirements beyond the next twelve months. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

        Unless and until we can generate a sufficient amount of revenue from our products, including KERYDIN under the Sandoz Agreement and crisaborole (if approved), we expect to finance future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our research or development programs or our commercialization efforts and may not be able to make scheduled debt payments on a timely basis or at all. To the extent that we raise additional funds by issuing equity securities or securities convertible into or exchangeable for our common stock (such as the Convertible Senior Notes), our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and the granting of security interests over our assets. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products or product development candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

        Our forecasts regarding the period of time that our existing capital resources will be sufficient to meet our operating requirements and the timing of our future capital resource requirements, both near and long-term, will depend on many factors, including, but not limited to:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  any issues, delays or failures arising as a result of our studies relating to our product development candidates, including crisaborole;

  •
  the outcome, timing and cost of regulatory approvals, and content of approved labeling for our product development candidates, including any delay or failure by the FDA to approve crisaborole;

  •
  our ability to timely and successfully launch, either alone or with a partner, crisaborole, if approved;

  •
  the availability of adequate coverage and reimbursement from federal, state and private healthcare payors for KERYDIN, crisaborole, if approved, and our other future approved products, if any;

  •
  the effects of competing technological and market developments, including Jublia, Valeant's efinaconazole product approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014;

  •
  the cost and timing of commercial-scale outsourced manufacturing activities;

  •
  the cost of establishing sales, marketing and distribution capabilities for our product development candidates, including crisaborole;

  •
  the initiation, progress, timing, costs and results of preclinical and clinical studies for our product development candidates and potential product development candidates;

  •
  the timing and cost of our activities relating to our regulatory filings for our product development candidates, including crisaborole;

  •
  the success of our collaborations and research agreements, including the attainment of milestones and royalty payments, if any, under those agreements;

  •
  the number and characteristics of the product development candidates that we pursue;

  •
  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

  •
  the cost of filing, prosecuting, defending and enforcing our patents and other intellectual property rights, and the outcome of litigation or other proceedings relating to our patents or other intellectual property rights;

  •
  the extent to which we acquire or invest in businesses, products or technologies; and

  •
  the impact of general economic, industry, market or political conditions.

We may not have sufficient cash flow from our business to make payments on our indebtedness. In addition, we could incur additional indebtedness that could have adverse effects on our business.

        As of December 31, 2015, we had total indebtedness of $90.2 million, which was comprised of the Convertible Senior Notes issued in October 2014. Our ability to pay interest on, repay or refinance our indebtedness, or to make cash payments in connection with any conversion of the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness, fund our research and development activities and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing indebtedness, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or to engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

  •
  place us at a competitive disadvantage compared to our competitors that have less indebtedness or greater cash flow; and

  •
  limit our ability to borrow additional funds for working capital, commercialization activities, product development programs, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product and Product Development Candidates

If KERYDIN fails to timely achieve and sustain commercial success, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

        KERYDIN is our first product approved by the FDA and is our first commercialized product. Unless and until we successfully commercialize another product development candidate or obtain approval to market KERYDIN, directly or through a collaboration, in jurisdictions outside of the United States, the payments that we receive under the Sandoz Agreement will constitute the entirety of our revenues from product sales. The amount of such payments will depend largely on the commercial success of KERYDIN, which will determine the level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement. In addition, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. The commercial success of KERYDIN will depend on, and may be limited by, a number of factors, including the following:

  •
  acceptance of and ongoing satisfaction with KERYDIN by the medical community, patients receiving treatment and third-party payors in the United States, and eventually in foreign markets to the extent we seek and receive marketing approvals abroad;

  •
  KERYDIN's market share;

  •
  the extent and effectiveness of the development, sales and marketing and distribution support KERYDIN receives from Sandoz;

  •
  the amount of resources utilized and efforts made by Sandoz in relation to the commercialization of KERYDIN;

  •
  the success of competing products, including whether Jublia, Valeant's efinaconazole product approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, or other competing products or therapies, are prescribed instead of KERYDIN for certain patients or are perceived as superior to, or more cost-effective than, KERYDIN by physicians or patients;

  •
  the extent of coverage or reimbursement for KERYDIN by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

  •
  the ability of patients to afford any required co-payments for KERYDIN.

        As discussed above, we have limited ability under the Sandoz Agreement to control decisions that may affect the commercial success of KERYDIN. If Sandoz is unable to successfully commercialize KERYDIN, our revenues would be impacted and our business would be seriously harmed.

We cannot be certain that crisaborole or any of our other wholly-owned or partnered product development candidates will receive regulatory approval, and without regulatory approval our product development candidates will not be able to be marketed.

        We have invested a significant portion of our efforts and financial resources in the development of crisaborole and our other product development candidates, and our ability to generate significant revenue related to product sales will depend on the successful development and regulatory approval of crisaborole and our other product development candidates. The development and regulatory review process typically takes years to complete and approval is never guaranteed. Drug candidates can and do fail at many stages of the process, including as a result of unfavorable clinical study results. The development of a product development candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA and other regulatory authorities in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product development candidates in the United States until we receive approval of an NDA from the FDA.

        Currently, our lead product development candidate is crisaborole, a novel non-steroidal topical anti-inflammatory PDE-4 inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis and, in October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that involves a high degree of risk. Only a small percentage of drugs in development in the United States successfully complete the FDA regulatory approval process and are commercialized. An NDA must include extensive preclinical and clinical data and supporting information to establish the product development candidate's safety and effectiveness for each indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional clinical studies. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

        If a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for the marketing of a product development candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Any regulatory approval of any of our products or product development candidates, once obtained, may be withdrawn. If crisaborole or any of our other wholly-owned or partnered product development candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, our submission of an NDA or our receipt of regulatory approval with respect to any product does not assure the commercial success of such product.

All of our product development candidates require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our product development candidates, including crisaborole, will harm our business.

        All of our product development candidates, including crisaborole, require regulatory review and approval prior to commercialization. Our NDA for crisaborole was submitted to the FDA in January 2016. Any delays in the regulatory review or approval of crisaborole or our future product development candidates may delay market launch, increase our cash requirements and result in additional operating losses.

        Regulatory agencies are establishing increasingly high hurdles for the efficacy and safety of new products. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We or our current or potential future partners may be unable to successfully submit NDAs in the United States or marketing approval applications or other foreign applications for any of our products. Upon submitting an NDA, including any amendments or supplements to the NDA, to the FDA seeking marketing approval for any of our product development candidates, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that these submissions, including the submission of our NDA for crisaborole, will be accepted for filing and review by the FDA, or that any marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we or our partners will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our product development candidates, including crisaborole, will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. Delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, recommendations made in regulatory advice letters, changes in regulatory policy during the period of product development and the emergence of new information regarding our product development candidates or other products. Delays and uncertainties in the FDA approval process and the approval processes in other countries may result in delays in product launches and lost market opportunities. In addition, decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products.

        Data obtained from preclinical and clinical studies are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product development candidates. For example, if preclinical results suggest a potential for drug-drug interactions ("DDI"), clinical studies are generally conducted to assess the likelihood of DDI and their potential impact on product safety. Although, to date, we have not been requested to perform DDI studies for crisaborole by the FDA, we nevertheless completed a healthy-volunteer DDI clinical study in February 2014 demonstrating that crisaborole and its metabolites do not interact with cytochrome P450 subtype 2C9. However, if any DDI studies are required, it may delay any potential product approval and may increase the expenses associated with clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

        In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. While under the goals and policies agreed to by the FDA under PDUFA, the FDA has twelve months from submission in which to complete its review of a standard application, and eight months for a priority application, the FDA does not always meet its PDUFA goal dates and in certain circumstances the PDUFA goal dates may be extended. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical studies. Data from clinical studies may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical studies before completion, or require longer or additional clinical studies that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

We have never marketed a drug before, have only recently begun building an infrastructure to support a commercial organization and do not currently have a commercial organization sufficient to support the commercial launch of crisaborole, if approved, or any other approved product. If we are unable to establish such capabilities on our own or in collaboration with third parties, we may not be able to commercialize crisaborole, if approved, or any other approved products successfully.

        The marketing and sales of pharmaceutical products in U.S. specialty markets require a commercial infrastructure and the implementation of such infrastructure requires substantial resources and time. Under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters, including pricing and reimbursement matters. While we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. In order to commercialize crisaborole, if approved, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If crisaborole receives FDA approval, we expect to establish a commercial organization with technical expertise and supporting distribution capabilities to commercialize crisaborole, which will be expensive and time-consuming. We have only recently begun building such an infrastructure and have no prior experience in the marketing, sale and distribution of pharmaceutical products. There are significant risks involved in building and managing a commercial organization, including our ability to hire, retain and incentivize qualified individuals with expertise in the markets we expect to serve, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. We intend to continue to evaluate how best to commercialize our product development candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof. If we are unable to timely establish adequate sales, marketing and distribution capabilities alone or in collaboration with third parties, we may not be able to commercialize crisaborole or any other approved products successfully and our revenues, results of operations and financial condition may be materially adversely affected.

If our approved products do not achieve broad market acceptance, the revenues that are generated from their sales will be limited.

        The commercial success of KERYDIN, crisaborole, if approved, and our other future approved products, if any, depends upon the acceptance of these products among physicians, patients and healthcare payors. The degree of market acceptance of our approved products may be negatively affected by a number of factors, including:

  •
  limitations, warnings or precautions contained in the FDA-approved labeling for our products, whether based on "class labelling" concerns or otherwise;

  •
  changes in the standard of care for the targeted indications for any of our products;

  •
  limitations in the approved indications for our products;

  •
  lower demonstrated clinical safety or efficacy compared to other products;

  •
  occurrence of significant adverse side effects;

  •
  ineffective sales, marketing and distribution support;

  •
  lack of coverage or reimbursement from government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations;

  •
  timing of market introduction and perceived safety and effectiveness of competitive products, taking into account information provided in competitor product package inserts;

  •
  lack of cost-effectiveness;

  •
  availability of attractive alternative therapies, or other products with similar results at similar or lower cost, including generics and over-the-counter products;

  •
  adverse publicity about our products or favorable publicity about competitive products;

  •
  relative lack of convenience and ease of administration of our products; and

  •
  potential product liability claims.

If KERYDIN, crisaborole, if approved, and our other future approved products, if any, do not achieve an adequate level of acceptance among physicians, healthcare payors and patients, sufficient revenue may not be generated from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and healthcare payors on the benefits of our products may require significant resources and may never be successful. We cannot be certain that KERYDIN or crisaborole, if approved, will achieve an adequate level of acceptance among physicians, healthcare payors and patients. Additionally, our product development candidates intended for use against neglected diseases, such as AN5568 for HAT and our product development candidate for TB, are not expected to generate significant revenues, if any.

Undesirable side effects may delay or prevent marketing approval of our product development candidates, require that our approved products be taken off the market or otherwise limit the sales of our approved products.

        Unforeseen side effects may arise during clinical development or after an approved product has been marketed. For example, during our Phase 3 pivotal studies of crisaborole, a small number of patients being treated for mild-to-moderate atopic dermatitis experienced application site pain and upper respiratory tract infections. While the range and potential severity of possible side effects from systemic therapies is generally greater than for topically administered drugs, the results of future clinical studies may show that KERYDIN or our product development candidates, including crisaborole, cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical studies or result in the delay of, failure to obtain or failure to maintain marketing approval from the FDA and other regulatory authorities.

        If undesirable or unacceptable side effects caused by our product are identified after such product receives marketing approval:

  •
  regulatory authorities may require changes to the label, including the inclusion of specific warnings or contraindications, and may issue field alerts to physicians and pharmacies;

  •
  we may be required to change the way the product is administered or conduct additional clinical studies;

  •
  we or contractual partners may be subject to limitations on how the product may be promoted;

  •
  sales of the product may decrease significantly;

  •
  regulatory authorities may require us to take our product off the market;

  •
  we may be subject to litigation or product liability claims; and

  •
  our reputation may suffer.

        Any of these events could prevent us or our current or potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

KERYDIN, crisaborole, if approved, and our other future approved products, if any, will face competition and most of our competitors have significantly greater resources than we do.

        The pharmaceutical industry is highly competitive. KERYDIN competes, and crisaborole, if approved, and our other future approved products, if any, will compete, with products marketed by numerous other pharmaceutical companies, including large fully-integrated companies, with financial, sales and marketing, manufacturing and distribution, legal, regulatory and product development resources substantially greater than ours. As a result, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain regulatory- or intellectual property-based exclusivity that limits our ability to develop or commercialize our product development candidates. Our competitors also may develop drugs that have superior safety profiles or are more effective, widely used or less costly than our products and also may be more successful than us in manufacturing and marketing their products. The ability of KERYDIN, crisaborole, if approved, and our other future approved products, if any, to compete with products sold by our competitors will depend on a number of factors, including product efficacy, safety, price and convenience. For example, KERYDIN competes with Jublia, Valeant's efinaconazole product approved by the FDA for the treatment for onychomycosis of the toenails in the United States in June 2014, and we cannot be certain that KERYDIN will achieve or maintain a high level of acceptance among physicians, healthcare payors and patients as compared to Jublia.

The specialty markets in which we operate or intend to operate are competitive, which may adversely affect our ability to commercialize our products.

        KERYDIN has faced, and we believe will continue to face, competition from Jublia, as well as other currently marketed nail fungal therapeutics, including Penlac, Lamisil, Sporanox, Onmel and generic versions of those compounds. KERYDIN also competes with lasers, which have received clearance from the FDA for the treatment of onychomycosis, over-the-counter products and debridement. There are also several potential treatments for onychomycosis in development by other companies. For example, Topica Pharmaceuticals, Inc. completed a Phase 2b/3 clinical study of 10% Luliconazole Solution to evaluate the efficacy and safety of two different dosing regimens in the third quarter of 2014 and is currently seeking a partner for Phase 3 development and commercialization of its product development candidate. Similarly, in the fourth quarter of 2014, Viamet Pharmaceuticals, Inc. commenced a Phase 2b clinical study to evaluate the efficacy and safety of oral VT-1161, with top-line data expected during the fourth quarter of 2016. In addition, several companies are pursuing various devices for onychomycosis, including laser technology. Similarly, if crisaborole is approved for the treatment of mild-to-moderate atopic dermatitis, we anticipate that it would compete against a number of approved treatments, including topical corticosteroids, such as triamcinolone acetonide, Locoid (hydrocortisone butyrate) and Clobex (clobetasol propionate), and topical calcineurin inhibitors, such as Elidel (pimecrolimus) and Protopic (tacrolimus), antibiotics and antihistamines. Crisaborole may one day also compete against: (i) current systemic treatments for atopic dermatitis, which include corticosteroids (primarily prednisone), cyclosporine, azathioprine, methotrexate and mycophenolate mofetil, and (ii) potential treatments for atopic dermatitis in development by other companies, which include dupilumab, ixekizumab, Toctino (oral alitretinoin), Otezla (apremilast), Welichem Biotech Inc.'s compound WBI-1001/GSK2894512, licensed to GSK, Eisai Co., Ltd.'s E6005, Otsuka Pharmaceutical Co., Ltd.'s OPA-15406 and Vitae Pharmaceuticals, Inc.'s VTP-38543. In addition, each of our product development candidates may compete against other product development candidates currently under development by other companies.

        Even if a generic product or an over-the-counter product is less effective than our product, a less effective generic or over-the-counter product may be more quickly adopted by health insurers and patients than our product based upon cost or convenience.

Reimbursement decisions by healthcare payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for KERYDIN, crisaborole, if approved, and our other future approved products, if any, it is less likely that our products will be widely used.

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

        Reimbursement decisions by healthcare payors may have an effect on pricing and market acceptance. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. Consequently, we have limited ability to influence such decisions with respect to KERYDIN. We can give no assurance as to the extent to which KERYDIN will be reimbursed in any future periods. If approved, our product development candidates, such as crisaborole, also will be subject to uncertain reimbursement decisions by healthcare payors. Our products are less likely to be used if they do not receive adequate reimbursement.

        The market for our products and product development candidates may depend on access to healthcare payors' drug formularies, or lists of prescription drugs for which healthcare payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Healthcare payors may refuse to include a particular branded drug in their formularies when a competing generic product is available.

        In the United States, no uniform policy of coverage and reimbursement for prescription drugs exists among all payors. Therefore, coverage of, and reimbursement for, drugs can differ significantly from payor to payor and can be difficult and costly to obtain. In addition, healthcare payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. For example, private health insurers often employ formulary tier co-pay differentials, and private health insurers and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceutical products. This cost shifting has given patients greater control over product choices, as they pay for a larger portion of their prescription drug costs and may cause patients to favor lower cost branded or generic alternatives to our products. Payors are also increasingly employing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded product. Additionally, some healthcare payors are requiring preapproval of coverage for new or innovative branded drug therapies before they will reimburse such therapies. As the payor market consolidates further and as more branded products become available at a lower cost, whether in generic form or otherwise, we may face greater pricing pressure from healthcare payors.

        Virtually all countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government's health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

        Our failure to obtain timely or adequate formulary placement for our products or any cost-containment measures adopted by healthcare payors, including those listed above, could materially adversely impact our financial condition and results of operations.

Delays in the commencement, enrollment and completion of clinical studies could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product development candidates.

        Delays in the commencement, enrollment and completion of clinical studies could increase our product development costs or limit our ability to obtain regulatory approval of our product development candidates. Clinical studies for our product development candidates may not begin when expected or, if commenced, be completed on schedule or at all. The commencement, enrollment and completion of clinical studies can be delayed for a variety of reasons, including:

  •
  our inability to reach agreements on acceptable terms with prospective clinical research organizations ("CROs") and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

  •
  regulatory objections to commencing a clinical study;

  •
  our inability to identify and maintain a sufficient number of study sites, many of which may already be engaged in other clinical study programs, including some that may be for the same indication as our product development candidates;

  •
  the withdrawal of clinical study sites from our clinical studies as a result of changing standards of care or the ineligibility of a site to participate in our clinical studies;

  •
  our inability to obtain IRB approval to conduct a clinical study at prospective sites;

  •
  difficulty recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical study programs for the same indication as our product development candidates; and

  •
  our inability to retain patients in clinical studies due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving either a vehicle without the active ingredient or a placebo.

        In addition, a clinical study may be suspended or terminated by us, our current or any future partners, the FDA or other regulatory authorities due to a number of factors, including:

  •
  our failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;

  •
  a failed inspection of the clinical study operations or study sites by the FDA or other regulatory authorities;

  •
  unforeseen safety or efficacy issues or any determination that a clinical study presents unacceptable health risks; or

  •
  lack of adequate funding to continue the clinical study due to unforeseen costs resulting from enrollment delays, requirements to conduct additional studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

        If we are required to conduct additional clinical studies or other testing of our product development candidates, including crisaborole, beyond those currently contemplated, we may be delayed in obtaining, or may not be able to obtain, marketing approval for such product development candidates.

        In addition, if our current or any future partners assume development of our product development candidates, they may suspend or terminate their development and commercialization efforts, including clinical studies for our product development candidates, at any time. For example, in September 2013, Lilly notified us that it was ceasing further development of a compound it licensed in August 2011 for an animal health indication and has granted us a fully paid, sublicenseable, perpetual, irrevocable, exclusive license to the related technology and patents. Similarly, GSK discontinued clinical development of AN3365 in October 2012 and all rights to AN3365 have reverted to us.

        Changes in regulatory requirements and guidance may occur and we or our partners may be required by appropriate regulatory authorities to amend clinical study protocols to reflect these changes. Amendments may require us or our partners to resubmit clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study. If we or our partners experience delays in the completion of, or if we or our partners terminate clinical studies, the commercial prospects for our product development candidates will be harmed, and our ability to generate revenue from sales of our products will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies ultimately may lead to the denial of regulatory approval of a product development candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical studies are not necessarily predictive of future results, any product development candidate that we or our current or potential future partners advance through clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

        Clinical failure can occur at any stage of clinical development. Clinical studies may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product development candidate. Frequently, product development candidates that have shown promising results in early clinical studies have subsequently suffered significant setbacks in later clinical studies, including, for example, failures to demonstrate statistically significant results supporting the efficacy of such product development candidates. Clinical studies of product development candidates often reveal that it is not practical or feasible to continue development efforts. In addition, the design of a clinical study can determine whether its results will support approval of a product and flaws in the design of a clinical study may not become apparent until the clinical study is well advanced. We have limited experience in designing clinical studies and may be unable to design and execute a clinical study to support regulatory approval. If any of our product development candidates are found to be unsafe or lack efficacy, we or our collaborators may not be able to obtain regulatory approval for them and our business could be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 pivotal studies, even after seeing promising results in earlier clinical studies.

        In some instances, there can be significant variability in safety and/or efficacy results between different studies of the same product development candidate due to numerous factors, including changes in study protocols, differences in size and type of the patient populations, adherence to the dosing regimen, particularly for self-administered topical drugs, and the rate of dropout among clinical study participants. We do not know whether any Phase 2, Phase 3 or other clinical studies we or any of our partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market our product development candidates.

We have limited experience in conducting Phase 3 clinical studies and submitting NDAs for product development candidates.

        The proper conduct of Phase 3 pivotal studies is essential in obtaining regulatory approval and the submission of a successful NDA is a complicated process. Although our NDA for KERYDIN was accepted for filing by the FDA in September 2013 and approved by the FDA in July 2014, and our NDA for crisaborole was submitted in January 2016, we have limited experience in preparing, submitting and prosecuting regulatory filings. We did not file an SPA with the FDA with respect to our crisaborole Phase 3 pivotal studies in mild-to-moderate atopic dermatitis. Consequently, we may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of crisaborole.

Our use of boron chemistry to develop pharmaceutical product development candidates is novel and may not prove successful in producing additional approved products. Undesirable side effects arising with respect to any of our product development candidates, or of boron-based drugs developed by others, may extend the time period required to obtain regulatory approval or harm market acceptance of our product development candidates, if approved.

        All of our product development activities are centered on compounds containing boron. The use of boron chemistry to develop new drugs is largely unproven. If boron-based compounds developed by us or others have significant adverse side effects, regulatory authorities could require additional studies of our boron-based compounds, which could delay the timing of and increase the cost for regulatory approvals of our product development candidates. Additionally, adverse side effects for other boron-based compounds could affect the willingness of healthcare payors and medical providers to provide reimbursement for or use our boron-based drugs and could impact market acceptance of our products.

        Additionally, there can be no assurance that boron-based products will be free of significant adverse side effects. During clinical studies, a small number of patients who received KERYDIN experienced some skin irritation around their toenails. In addition, during our Phase 3 pivotal studies of crisaborole, a small number of patients who received crisaborole experienced application site pain and upper respiratory tract infections. If boron-based drug treatments result in significant adverse side effects, they may not be useful as therapeutic agents. If we are unable to develop products that are safe and effective using our boron chemistry platform, our business will be materially and adversely affected.

Healthcare policy changes, including the Healthcare Reform Act, may have a material adverse effect on us.

        Healthcare costs have risen significantly over the past decade. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that a portion of our KERYDIN and, if approved, crisaborole revenue will be derived from United States government healthcare programs, including Medicare. In addition, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell "branded prescription drugs," which includes innovator drugs and biologics (excluding orphan drugs or generics), to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures adopted in the future could have a material adverse effect on our industry, significantly impact the profitability of our approved products and cause us to limit or terminate our spending on product development candidates.

        In addition, we expect that there will continue to be proposals by legislators at both the federal and state levels, regulators and healthcare payors intended to lower healthcare costs and potentially expand individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge or the amounts of reimbursement available from public and private healthcare payors for our approved products, or may increase the tax requirements for life sciences companies such as us. While we are unable to predict what impact the Healthcare Reform Act or any additional legislation, regulation or policy reforms may have on us, such reforms could have a material adverse effect on our business, financial condition and results of operations.

We currently expect that a portion of the market for our products will be outside the United States. Our products approved in the United States and product development candidates may never receive approval or be commercialized outside of the United States.

        We may enter into sales and marketing arrangements with third parties for international sales of our approved products. To market and commercialize products outside of the United States, we or any third parties that are marketing or selling our products must comply with numerous and varying foreign regulatory requirements regarding safety and efficacy. Approval procedures vary among countries and may involve additional product testing and additional administrative review periods. The regulatory approval process in foreign countries may involve risks and uncertainties similar to those present in the United States, as well as other risks and uncertainties such as those relating to drug pricing, which may require negotiations with foreign governments or agencies of foreign governments prior to commercialization. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have adverse effects similar to those seen in the United States regulatory approval process. In addition, regulatory approval in foreign countries may require further efforts to obtain adequate pricing or reimbursement from foreign regulatory authorities. As a result, regulatory risks include the possibility that our product development candidates may not be approved for all indications requested, or at all, which could limit the uses of our approved products and have an adverse effect on our product sales or potential royalties.

Even if our product development candidates receive regulatory approval, we may still face future development and regulatory difficulties.

        Even if regulatory approval is obtained for our product development candidates, regulatory authorities may still impose significant restrictions with respect to the indicated uses or marketing of our approved products or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain AEs, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our products may include a restriction on the term of its use, or it may not include one or more of our intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical studies and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct additional costly studies.

        Each of our approved products will be subject to ongoing regulatory requirements relating to product labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information. Furthermore, any post-approval changes to an approved NDA, including KERYDIN's NDA, such as a change in the manufacturing site, manufacturing process, drug specifications, drug container, drug packaging or labeling, are subject to varying degrees of FDA review depending on the categorization of the change as a "major change," "moderate change" or "minor change." Any such proposed change may not be accepted or approved by the FDA, and failure to obtain such acceptance or approval may have a material adverse effect on our business, financial condition or results of operations. In addition, manufacturers of approved products are required to comply with extensive FDA requirements, including those requiring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections by the FDA and other regulatory authorities assessing compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in many areas of regulatory compliance with respect to our approved products, including manufacturing, production and quality control. We also will be required to report certain AEs and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion of our approved products. The timing of our obligation to report AEs with respect to our approved products is triggered by the date we become aware of the AE as well as the nature of the event. We may fail to appreciate that we have become aware of a reportable AE, especially if it is not reported to us as an AE or if it is an AE that is unexpected or separated in time from the use of our product.

        If a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If any of our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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
  suspend any ongoing clinical studies;

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

        Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical studies of limited duration. After approval, such products are used for longer periods of time by much larger numbers of patients. We and others (including regulatory agencies and private payors) collect extensive information, and may conduct post-marketing clinical studies, on the efficacy and safety of our products following approval. New safety or efficacy data from these sources may result in product label changes that could reduce the product's market acceptance and result in reduced sales. Serious safety or efficacy issues that arise after approval could result in voluntary or mandatory product recalls or withdrawals from the market, as well as product liability claims.

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

        Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company's marketing of the product for unapproved and, thus, non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company's products from reimbursement under government programs, criminal fines and imprisonment. Federal "sunshine" laws require transparency regarding financial arrangements with healthcare providers, including requiring applicable manufacturers of covered drugs to comply with applicable reporting and disclosure requirements regarding payments and any other "transfer of value" made or distributed to prescribers, physicians, teaching hospitals and other healthcare providers. Several states have similar healthcare professional aggregate spend reporting obligations that require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe satisfies the California law. Additional states may in the future implement similar requirements. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

        In addition to the federal anti-kickback statute and federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. State and foreign laws governing the privacy and security of health information in certain circumstances differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        While we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. We intend to continue to evaluate how best to commercialize our product development candidates, if approved, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof. We expect that government and regulatory agencies will hold us responsible for any actions by our sales representatives or sales organizations. If we or our contract sales organization, if any, fails to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions.

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

        In 2010, the Healthcare Reform Act became law in the United States. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and includes, among others, the following measures of importance to the pharmaceutical industry:

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

  •
  a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the Healthcare Reform Act and its implementing regulations, including reporting any "transfer of value" made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

  •
  a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

  •
  expansion of healthcare fraud and abuse laws, including the federal false claims laws and the federal anti-kickback statute, additional government investigative powers and enhanced penalties for noncompliance;

  •
  a licensure framework for follow-on biologic products;

  •
  a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

  •
  a Medicare Independent Payment Advisory Board empowered to recommend cost reduction policies under certain circumstances.

        In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. In August 2011, the Budget Control Act of 2011 created, among others, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

        We anticipate that the Healthcare Reform Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for our approved products, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide coverage with respect to uses of approved products for indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for any newly-approved products, which in turn will put pressure on the pricing of such products.

        We also cannot be certain that KERYDIN, crisaborole, if approved, or our other future approved products, if any, will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If KERYDIN, crisaborole, if approved, or our other future approved products, if any, are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their patients, thereby diminishing the potential market for such products. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales, marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. Consequently, we have limited ability to influence such decisions with respect to KERYDIN.

Guidelines and recommendations published by various organizations may affect the use of our products.

        Government agencies may issue regulations and guidelines directly applicable to us, our partners, our potential future partners and our products and product development candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These guidelines and recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Changes to these guidelines and recommendations advocating alternative therapies could result in decreased use of our products, including KERYDIN and, if approved, crisaborole, which may adversely affect our results of operations.

Risks Related to Our Dependence on Third Parties

We are dependent on Sandoz for the distribution and commercialization of KERYDIN in the United States, and our ability to generate revenues from KERYDIN will depend on sales of this product by Sandoz in the United States.

        Unless and until we obtain approval to market KERYDIN, directly or through a collaboration, in jurisdictions outside of the United States, our ability to generate revenue from KERYDIN will depend on payments that we receive from Sandoz under the Sandoz Agreement. Under the Sandoz Agreement, we are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz. The gross profit sharing arrangement entitles us to cumulative minimum gross profit sharing payments of $65.0 million for each of 2016 and 2017. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. The level of gross profit sharing payments, if any, in excess of any minimum amounts that we are entitled to under the Sandoz Agreement will depend on the level of commercial success that KERYDIN achieves. Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States and controls sales (including setting the price for KERYDIN), marketing and other commercialization matters under the Sandoz Agreement, including pricing and reimbursement matters. We have limited ability to control such decisions, which may affect the commercial success of KERYDIN. If Sandoz does not devote sufficient resources to the commercialization of KERYDIN, is ineffective in doing so or is otherwise unable to successfully commercialize KERYDIN, our operating results would be materially and adversely affected. In addition, Sandoz may terminate the Sandoz Agreement for convenience upon 180 days' prior written notice, subject to the payment to us (to the extent then unpaid) of any minimum gross profit sharing amounts. Accordingly, there can be no assurance that Sandoz will continue to distribute and commercialize KERYDIN through the full initial term of the Sandoz Agreement (or any renewal term thereof).

We have limited experience manufacturing API, product development candidates or approved products on a large clinical or commercial scale, and have no manufacturing facility. As a result, we are dependent on third parties for the manufacture of our requirements and management of our supply chain. If we experience problems with any of these suppliers, the manufacturing of our products, including KERYDIN, crisaborole, if approved, or our other product development candidates, could be delayed.

        We do not own or operate facilities for the manufacture of KERYDIN or crisaborole. We have only a small number of personnel with experience in drug product manufacturing. Pursuant to our manufacturing agreement with Hovione, we are obligated during the term of the agreement to purchase from Hovione a portion of our API requirements for KERYDIN intended for distribution in the United States. In addition, pursuant to our manufacturing agreement with DPT, we outsource to DPT the manufacturing and packaging of KERYDIN finished drug product. Any inability by our third-party manufacturers to supply sufficient quantities of KERYDIN API or finished drug product could adversely affect product commercialization and delay certain payments under the Sandoz Agreement. In addition, we currently outsource all API and finished drug product manufacturing and packaging for our product development candidates such as crisaborole to third parties and intend to continue to do so. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. We currently rely on Hovione and DPT for our requirements of API and finished drug product for KERYDIN, respectively. In the event that we and our suppliers are unable to agree to terms and conditions for the supply of some or all of our clinical and commercial supply needs of API and finished drug product, our suppliers terminate our agreements or we are unable to renew or continue on terms acceptable to us, or at all, existing agreements with such suppliers following the expiration of their terms, we would not be able to manufacture API and finished drug product until alternative suppliers are identified and qualified. This inability to manufacture could delay the further development of, and impair our ability to commercialize, KERYDIN, crisaborole, if approved, and our other product development candidates. In addition, in the case of KERYDIN, it could delay certain payments under the Sandoz Agreement. For example, the initial term of our manufacturing agreement with Hovione expires on December 31, 2020, subject to customary early termination rights. Similarly, the initial term of our manufacturing agreement with DPT currently expires on December 31, 2019, subject to customary early termination rights. We may not be able to establish additional sources of supply for our products. Our suppliers are subject to regulatory requirements covering manufacturing, testing, quality control, distribution and record keeping relating to our products and product development candidates, as well as for products and product development candidates owned by other companies. These suppliers are also subject to ongoing inspections by various regulatory agencies, including the FDA. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product or product development candidate supply while we seek to secure another supplier that meets all regulatory requirements.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our API, product development candidate and product requirements ourselves, including:

  •
  the possible breach of the manufacturing agreements by such third parties because of factors beyond our control;

  •
  the possibility of termination or nonrenewal of the agreements by such third parties because of our breach of the manufacturing agreement or based on their own business priorities;

  •
  the potential that such third parties will encounter difficulties in achieving volume production, quality control and quality assurance, which could result in their inability to manufacture sufficient quantities to meet our commercial or clinical API, product development candidate or product requirements;

  •
  the potential failure by such third parties to establish and follow FDA-mandated cGMP or the failure to document their adherence to cGMP, either of which could require costly recalls of approved products, lead to significant delays in the availability of material for commercial or clinical study needs or delay or prevent marketing approval for our product development candidates;

  •
  the potential failure by such third parties to consistently produce quality batches in accordance with the current manufacturing process. If modifications are required to the manufacturing processes or facilities, approval of a new or supplemental NDA may be required; and

  •
  the potential that such third parties may encounter financial difficulties that would interfere with their obligations to supply our API, product development candidate or product requirements.

        In addition, the manufacturing facilities of certain of our suppliers, including Hovione, are located outside of the United States. This may give rise to difficulties in importing our products or product development candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

        Any of these factors could result in significant delays or higher costs in connection with our clinical studies, regulatory submissions, regulatory approvals or the commercialization of our products, or loss of market share due to inability to meet demand, which could have a material adverse effect on our financial condition and results of operations.

We depend on third-party collaborations and research agreements to fund all or a portion of certain of our development opportunities and expect to continue to expend resources in our current collaborations and/or research agreements. These research collaborations may fail to successfully identify product development candidates, may result in disputes or our partners may elect not to license, develop or commercialize any of the resulting compounds. In the event that any collaborator of ours does not elect to exercise its option or elects not to develop or commercialize our collaboration product development candidates, our operating results and financial condition could be materially and adversely affected.

        Currently, we have one significant ongoing collaboration and research agreement: a research collaboration with the Gates Foundation to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis), TB and a parasitic disease (cryptosporidiosis). In addition, while the research period under the GSK Agreement has expired, GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. Similarly, while the research term under the Lilly Agreement ended in April 2014, Lilly licensed a development compound for an animal health indication from us in December 2012 and will be responsible for all further development and commercialization of this compound.

        During the research terms of the collaborations and research agreements, we and, in some cases, our partner are committed to use diligent efforts to discover and develop compounds and to provide specified resources, on a project-by-project basis. We are either reimbursed for our research costs, or each party is responsible for its own research costs, but in all cases we expect to continue to expend resources on the collaborations and research agreements. If we fail to successfully identify product development candidates or, in some cases, demonstrate proof-of-concept for those product development candidates we identify, our operating results and financial condition could be adversely affected. In addition, we may mutually agree with our collaboration partner not to pursue all of the research activities contemplated under the applicable agreement, or our partner may decide not to fund additional research once the term of the applicable agreement ends. For example, in November 2015, DTRA informed us that it would not exercise its remaining option to fund research under our DTRA research agreement for a subsequent extension period. Certain collaboration partners have the option, but are not required, to exclusively license or select for further development certain product development candidates under the agreement once the product development candidate meets specified criteria, subject to continuing obligations to make milestone payments and royalty payments on commercial sales, if any, of such licensed compounds. Certain collaboration partners are obligated to make payments to us upon the achievement of certain initial discovery and developmental milestones, but further, more significant milestone payments are payable only on compounds that the partner chooses to license or develop. If we devote significant resources to a research project and our collaboration partner elects not to exercise its option with respect to any resulting product development candidates or elects not to develop such candidates, our financial condition could be adversely affected. In certain cases, if our partner does not exercise a given option or terminates development, we may request a license to develop and commercialize products containing the relevant compounds. If we make such a request, we may be obligated to make certain milestone and royalty payments to the partner upon development and commercialization of such products.

        If our collaboration partner elects to license or develop a compound, like GSK and Lilly have, the partner assumes sole responsibility for further development, regulatory approval and commercialization of such compound. Thus, with respect to compounds that our partner chooses to develop, the timing of development and future payments to us, including milestone and royalty payments, will depend on the extent to which such licensed compounds advance through development, regulatory approval and commercialization by our partner. Additionally, our partner can choose to terminate the agreement with a specified notice period or its license to any compounds at any time with no further obligation to develop and commercialize such compounds. In such event, we would not be eligible to receive further payments for the affected compounds. We would retain rights to develop and market any such product development candidates. However, we would be required to fund further development and commercialization ourselves or with other partners if we continue to pursue these product development candidates and, in some cases, would owe our previous partner royalties if we succeeded in commercializing any such product development candidates. For example, in September 2013, Lilly notified us that it was ceasing further development of the compound licensed in August 2011 for an animal health indication. There can be no assurance that our partners will not terminate product development candidates remaining under license in our existing collaboration agreements.

        If our partner does not devote sufficient resources to the research, development and commercialization of compounds identified through our research collaboration, or is ineffective in doing so, our operating results could be adversely affected. If our partner independently develops products that compete with our compounds, it could elect to advance such products and not develop or commercialize our product development candidates, even while complying with applicable exclusivity provisions. Our collaboration partners may not fulfill their obligations under the agreements or develop and commercialize compounds identified by the research collaborations. If our partners fail to fulfill their obligations under the agreements or terminate the agreements, we may need to obtain the capital necessary to fund the development and commercialization of the returned compounds, enter into alternative arrangements with a third party or halt our development efforts in these areas. We also could become involved in disputes with our partners, which could lead to delays in or termination of the research collaborations or the development and commercialization of identified product development candidates and time-consuming and expensive litigation or arbitration. For example, we settled in October 2013 our breach of contract dispute and all related existing and future claims with Valeant who paid us $142.5 million following an expensive and time-consuming litigation process. We may have other disputes in the future with our current or future partners with respect to our collaboration agreements. If our partners terminate or breach their agreements with us or otherwise do not advance the compounds identified by our research collaborations, our chances of successfully developing or commercializing such compounds could be materially and adversely affected.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product development candidates and our financial condition and operating results.

        Developing pharmaceutical products, conducting clinical studies, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we routinely evaluate the establishment of collaborations for development and commercialization of product development candidates and research programs. For example, in July 2014, we entered into the Sandoz Agreement, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. We also intend to continue to evaluate how best to commercialize crisaborole, if approved, and our other future approved products, if any, in the United States and internationally, and may choose to collaborate with third parties that have sales and marketing capabilities and established distribution systems, either to augment our own capabilities or in lieu thereof. If we are unable to enter into any such arrangements with third parties on acceptable terms, or at all, we may be unable to market and sell our products. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements such as our arrangement with Sandoz are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product development candidates. When we partner with a third party for development and commercialization of a product or product development candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product development candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our products or product development candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the commercialization and development of our products or product development candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product development candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our products or product development candidates, we may incur increased costs, we may be forced to limit the number of products or product development candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs or territories for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition could be materially adversely affected.

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

        We outsource substantial portions of our operations to third-party service providers, including chemical synthesis, biological screening and manufacturing and the conduct of our clinical and preclinical studies, as well as certain medical affairs activities. In addition, under the Sandoz Agreement, Sandoz is responsible for the distribution and commercialization of KERYDIN in the United States, as well as certain governmental reporting obligations associated therewith. While we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. As a result, we may outsource substantial portions of our commercialization activities to third parties, including contract sales organizations, advertising agencies, market research firms and suppliers of marketing and other sales support-related services.

        Because we have relied on third parties, unless and until we establish our own internal infrastructure, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, may become troubled financially or may fail to perform at all. If these third-party service providers fail to comply with applicable laws and regulations, fail to provide us with timely and accurate information or otherwise do not carry out their contractual duties to us, it could impact our ability to comply with applicable state and federal laws, which could expose us to liability and adversely affect our business. In addition, our agreements with third parties with which we do business often contain indemnification provisions pursuant to which we may agree to indemnify the party against certain types of third-party claims. To the extent that we are subject to a claim under such an indemnification provision, our financial condition and results of operations could be materially adversely affected. The use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing the performance of third-party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be materially adversely affected.

If we lose our relationships with contract research organizations, our drug development efforts could be delayed.

        We are substantially dependent on third-party vendors and contract research organizations for preclinical and clinical studies related to our drug discovery and development efforts. If we are unable to maintain our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that such a provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA's regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the commercialization and development of our products or product development candidates could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

        Our commercial success will depend in part on our ability to obtain and maintain patent, trademark and trade secret protection covering our products and product development candidates, as well as our ability to successfully defend our intellectual property against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have regulatory exclusivity or intellectual property based exclusivity rights under valid and enforceable patents or other intellectual property that cover our products. If we fail to obtain and maintain adequate intellectual property protection we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours.

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

        There have been numerous changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. In September 2011, the America Invents Act was signed into law. The final substantive provisions of the America Invents Act became effective in March 2013. The America Invents Act includes a number of significant changes to U.S. patent law that affect the way patent applications are filed, prosecuted and litigated, including, among other things, changing from a "first to invent" to a "first inventor to file" system and creating processes, such as IPR and other post-grant review processes, that permit third parties to challenge the patentability of granted patents before the PTAB. The IPR process, for example, permits any person to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. For a discussion of the IPR proceedings related to our KERYDIN Orange Book Patents, see Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

  •
  others may be able to make compounds that are similar to our products or product development candidates but that are not covered by the claims of our patents;

  •
  we might not have been the first to make the inventions covered by our patents or pending patent applications;

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

        As of December 31, 2015, we were the owner of record, either solely or with a collaborator, of numerous issued U.S. patents and non-U.S. patents with claims to composition of matter, pharmaceutical formulations, methods of use or methods of manufacture in various indications. In addition, we regularly pursue, either solely or with a collaborator, additional U.S. patent applications, international (PCT) patent applications and non-U.S. patent applications in various jurisdictions.

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

        We currently hold issued trademark registrations and have trademark applications pending in the United States and other countries, which may be subject to government or third-party objections that could prevent the issuance or maintenance of the applications or registrations. In addition, from time to time, parties may assert trademark or other intellectual property infringement claims against us in the form of letters, lawsuits and other forms of communication. If there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

        Furthermore, if we are unable to prevent third parties from adopting, registering or using trademarks that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

We may incur substantial costs as a result of litigation, IPR or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

        If we choose to go to court to stop another party from using the inventions claimed in any of our current or future patents, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. Under the America Invents Act, a third party may also challenge the validity of our patents with the PTAB, whether or not they are accused of infringing our patents, and certain hedge funds have announced their intention to challenge pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive, consume time and resources and divert the attention of managerial and scientific personnel even if we are successful. In addition, there is a risk that the court, or the PTAB, as applicable, will decide that such patents are not valid and that we will not have the right to stop third parties from using the inventions. There is also the risk in the context of a lawsuit that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our rights to such patents.

        For example, in August 2015, CFAD filed a total of three petitions with the PTAB seeking to institute IPR proceedings to invalidate the KERYDIN Orange Book Patents. In February 2016, the PTAB instituted IPR proceedings on these three petitions. In the IPR proceedings, CFAD will have the opportunity to challenge the validity of the claims in the KERYDIN Orange Book Patents before the PTAB. We expect that the PTAB will issue final decisions concerning the patentability of the claims in the KERYDIN Orange Book Patents within one year after the institution of the IPR proceedings, and either party may file an appeal of such decisions with the United States Court of Appeals for the Federal Circuit. We intend to vigorously defend the KERYDIN Orange Book Patents in the IPR proceedings. However, it is impossible to predict with certainty the outcome of such matters. We can offer no assurance as to whether we will be successful in our defense of some or all of the claims of the KERYDIN Orange Book Patents, or will be able to maintain exclusivity following the expiration of the expected U.S. regulatory exclusivity for KERYDIN. If CFAD is successful in the IPR proceedings, our business, financial condition, results of operation and cash flows could be materially adversely affected.

        Third parties may in the future seek FDA approval to market generic versions of our products, including KERYDIN and, if approved, crisaborole, through an ANDA and challenge the patents protecting our products. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be held invalid, unenforceable and/or not infringed, and generic versions of our products could be launched prior to the expiration of our patents.

        Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by such third party's patent rights and may go to court to stop us from engaging in such activities, including making our products and product development candidates or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court could decide that we or our partners are infringing such third party's patents and order us or our partners to stop the activities covered by those patents. In that event, we or our partners may need to halt commercialization of the relevant product. In addition, there is a risk that a court could order us or our partners to pay the third party damages for having violated its patents and we may have indemnification obligations to our commercial partners in such circumstances.

        The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is generally difficult. For example, in the United States, proving invalidity in federal court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

        Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology or first to file an application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a patent application on inventions similar to ours, we may have to participate in litigation, interference, or other proceedings to determine our rights. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our patent position with respect to such inventions.

        Patents covering the composition of matter of KERYDIN and AN2718 that were owned by others have expired. Our patent applications and patents include or support claims on other aspects of KERYDIN or AN2718, such as pharmaceutical formulations, methods of use and/or methods of manufacturing. Without composition of matter patent protection, our ability to assert our patents to stop others from using or selling our products may be limited.

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

We do not have exclusive rights to intellectual property we developed under U.S. federally funded research grants and contracts in connection with certain of our neglected diseases initiatives, including our research agreement with the Gates Foundation, and, in the case of those funded research activities, we could ultimately share or lose the rights we do have under certain circumstances.

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

        Some of our intellectual property rights related to boron-containing compounds that are currently in clinical development, although not funded by the U.S. government, were developed through collaborations. For example, we receive research funding from DNDi, which requires that we share rights with DNDi. We have a co-exclusive, royalty-free, sublicensable license with DNDi to make, use, import and manufacture products for treatment of HAT, Chagas disease and cutaneous and visceral leishmaniasis in humans in all countries of the world, specifically excluding Japan, Australia, New Zealand, Russia, China and all countries of North America and Europe ("DNDi Territory"). We also grant to DNDi an exclusive, royalty-free, sublicensable license to distribute, including uses by, or on behalf of, a public sector agency, products containing molecules synthesized under the research plan for treatment of HAT, Chagas disease and cutaneous and visceral leishmaniasis in humans in the DNDi Territory. As a result of these licenses, we are unlikely to realize any revenue in the DNDi Territory for any human therapeutics that we discover for these diseases. In March 2012, DNDi commenced Phase 1 human clinical studies of AN5568 in HAT. The AN5568 Phase 1 clinical study was completed in 2015 and a Phase 2/3 registration study is planned for 2016. The boron-containing compounds being studied in our DNDi collaboration are structurally distinct from our other clinical-stage product development candidates. Currently, none of our existing product development candidates are being considered for use in the DNDi collaboration. Likewise, some of our intellectual property rights related to boron-containing compounds that are not currently in clinical development were developed through a collaboration with Medicines for Malaria Venture ("MMV"). We accept research and development funding from MMV, and we provide MMV with a worldwide, royalty-free non-exclusive license (without the right to sublicense, except with our prior written approval) to intellectual property rights arising under the collaboration to develop human therapeutics for the treatment of malaria under our research and development agreements with MMV. The boron-containing compounds being researched under our MMV collaboration are currently structurally distinct from our clinical-stage product development candidates and none of our existing clinical-stage product development candidates are being considered for use in the MMV collaboration.

        Under our Gates Foundation research agreement, our research efforts with respect to project compounds in neglected diseases and Gates Foundation priority areas in identified developing countries are subject to the co-ownership or exclusive exploitation rights of the Gates Foundation. While we have a first right to develop and commercialize those project compounds, we are required to implement a global access program for such compounds and we may not be able to further develop or exploit project compounds identified in the collaboration.

We do not have exclusive rights to certain intellectual property as our rights to certain patents and molecules in our collaborations are jointly owned with our collaborators.

        As of December 31, 2015, we jointly owned a small number of U.S. patents and patent applications and non-U.S. patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Risks Related to Employee Matters and Managing Growth

We may need to expand certain of our operations and increase the size of our company, and we may experience difficulties in managing growth.

        As we advance our product development candidates to the commercialization stage and increase the number of product development programs we have underway, we may need to increase our marketing, sales, product development, scientific, regulatory and administrative headcount to support these efforts. For example, while we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. In order to commercialize crisaborole, if approved, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Our management, personnel and systems currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects may require that we:

  •
  successfully attract and recruit new employees with the expertise and experience we will require;

  •
  develop a marketing, sales and distribution capability;

  •
  manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites; and

  •
  continue to develop our compliance, operational, financial and management controls, reporting systems and procedures.

        If we are unable to successfully manage this growth, our business, results of operations and financial condition may be materially adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

        We may not be able to attract or retain qualified management, sales and marketing, finance, scientific, clinical, legal, regulatory and administrative personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

        Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers and key employees. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. We have entered into change of control and severance agreements with each of our executive officers as part of our retention efforts. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, motivate or retain these additional key personnel. Our failure to retain key personnel could materially harm our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which may adversely affect our business and our stock price.

        We operate in an increasingly demanding regulatory environment, which requires us to comply with, among others, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Other Risks Relating to Our Business

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability with respect to our approved products and product development candidates and may have to limit or terminate the commercialization or development of such products.

        The sale of our approved products, including KERYDIN, and the use of our product development candidates, including crisaborole, in clinical studies expose us to the risk of product liability claims. Product liability claims may be brought against us or our partners by patients, participants enrolled in our clinical studies, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

  •
  recall of products;

  •
  decreased demand for our products or product development candidates and loss of revenues;

  •
  our inability to commercialize our products;

  •
  substantial litigation costs;

  •
  withdrawal of clinical study participants;

  •
  termination of clinical study sites or entire study programs;

  •
  substantial monetary awards to patients or other claimants;

  •
  impairment of our business reputation; and

  •
  diversion of management and scientific resources from our business operations.

        We have obtained limited product liability insurance coverage for the commercial sale of our products, including KERYDIN and, if approved, crisaborole. In addition, we have obtained limited product liability insurance coverage for our clinical studies domestically and in selected foreign countries where we have conducted clinical studies. Our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Large judgments have been awarded in class action lawsuits based on the unanticipated side effects of drug products. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and materially adversely affect our business.

Our operations involve hazardous materials, which could subject us to significant liabilities.

        Our research and development processes involve the controlled use of hazardous materials, including chemicals. While we rely on our third-party manufacturers for our clinical and commercial product requirements, our operations, including our research and development operations, may produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We maintain general liability insurance in the normal course of our business based on our consultation with our insurance consultants, and in light of current market conditions, including cost and availability. However, such coverage may not be adequate to cover claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental, health and safety and other laws and regulations may be expensive and current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

        We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers' compensation, products liability and directors' and officers' insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which could materially adversely affect our cash position and results of operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

        We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. From time to time, our systems have been subject to cyber-attacks. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

Our share price may be volatile and could decline significantly.

        The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of KERYDIN, crisaborole, if approved, or other future approved products, if any, that are available to patients;

  •
  announcement of FDA approval or non-approval of crisaborole or our other product development candidates, the content of approved labeling for our product development candidates and the timing of the FDA review process;

  •
  the timely and successful launch of crisaborole, if approved;

  •
  actions taken by regulatory agencies with respect to products or drug classes related to KERYDIN, crisaborole or our other product development candidates;

  •
  changes in the structure of healthcare payment systems;

  •
  any issues, delays or failures arising as a result of our clinical studies relating to our product development candidates, including crisaborole;

  •
  results of clinical studies conducted by our competitors;

  •
  regulatory actions with respect to our products or our competitors' products;

  •
  actual or anticipated fluctuations in our financial condition and operating results;

  •
  actual or anticipated fluctuations in our or our competitors' operating results or changes in our or their product sales growth rates;

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

  •
  additions or departures of key personnel;

  •
  litigation or other proceedings, such as the IPR proceedings related to our KERYDIN Orange Book Patents, and our ability to obtain and maintain patent or other protection for our intellectual property;

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

Ownership in our common stock is concentrated. Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

        Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together beneficially own a significant percentage of our common stock based on reports filed with the SEC. If these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Future issuances of our common stock, or other securities convertible into or exchangeable for our common stock, may cause dilution to existing stockholders and may cause our share price to decline.

        We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in October 2014, we issued and sold $90.5 million of Convertible Senior Notes. Pursuant to the indenture governing the Convertible Senior Notes, holders may convert their Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. During the year ended December 31, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof, and we elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 11,239 shares in connection therewith. Conversions of the Convertible Senior Notes dilute the ownership interests of existing shareholders to the extent that we elect to deliver shares of our common stock (or a combination of cash and shares of our common stock) in connection therewith. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock. We may also issue shares of common stock, stock options, RSUs or other stock-based awards under our existing or future equity incentive plans, employee stock purchase plans or other employee or director compensation plans. The issuance of additional shares of common stock (including pursuant to conversions of the Convertible Senior Notes) or other securities convertible into or exchangeable for our common stock, or the perception that such issuances may occur, may materially and adversely affect the price of our common stock.

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

        Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management's attention from other business concerns, which could materially harm our business.

Certain holders of the Convertible Senior Notes have demand registration rights, which could require us to register such securities for public sale at the holders' option.

        In connection with the sale of $8.0 million aggregate principal amount of Convertible Senior Notes (the "Venrock Notes") in October 2014 to certain funds affiliated with Venrock Associates (the "Venrock Funds"), an affiliate of ours, we entered into a registration rights agreement with the Venrock Funds. Pursuant to such registration rights agreement, the Venrock Funds may require us, from and after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of our common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions.

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

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and The NASDAQ Global Market, may create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming. We evaluate and monitor these rules and proposed changes to rules on an on- going basis, but cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and such investment may result in increased general and administrative expenses and may divert management's time and attention from other activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease covering this property is currently scheduled to expire on March 31, 2018, subject to the right of the landlord to terminate the lease earlier upon twelve months' written notice.

        We also lease a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California. The lease covering this property is currently scheduled to expire on December 31, 2016. We have one one-year option to extend the term of the lease through December 2017 and one three-month option to extend the term of the lease through March 2018. This lease is cancelable by us on six months' prior written notice.

        In addition, we lease 6,950 square-feet of office space in Scottsdale, Arizona. The lease covering this property is currently scheduled to expire on November 30, 2016.

        We believe that our existing facilities are adequate for our immediate needs and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our significant legal proceedings, which is incorporated by reference herein.

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

	High	Low
2015
4th Quarter	$131.78	$84.58
3rd Quarter	156.93	76.81
2nd Quarter	81.43	52.02
1st Quarter	58.56	30.46
2014
4th Quarter	$37.45	$22.29
3rd Quarter	25.78	14.95
2nd Quarter	21.27	13.19
1st Quarter	23.07	16.06

        The closing price for our common stock as reported by The NASDAQ Global Market on February 16, 2016 was $77.79 per share.

        As of February 16, 2016, there were 44,858,108 shares of our common stock issued and outstanding and approximately 13 stockholders of record. A significantly larger number of stockholders may hold their shares in "street name" through banks, brokers and other financial institutions. The number of stockholders of record does not include stockholders who hold their shares in "street name."

STOCK PRICE PERFORMANCE GRAPH

        The following stock performance graph compares our total stockholder return with the total return for: (i) the NASDAQ Composite Index; and (ii) the NASDAQ Biotechnology Index for the period from December 31, 2010 through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.37 on December 31, 2010 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on December 31, 2010 and the reinvestment of dividends. The stock performance shown below is not intended to forecast or be indicative of the possible future performance of our common stock. The following stock performance information shall not be deemed to be "soliciting material" or to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

 Stock Price Performance Graph

$100 investment in stock or index	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Anacor Pharmaceuticals, Inc.	$100.00	$115.46	$96.83	$312.48	$600.56	$2,103.72
NASDAQ Composite Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
NASDAQ Biotechnology Index	$100.00	$112.08	$148.27	$246.09	$330.75	$369.67

DIVIDEND POLICY

        We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data in the tables below should be read together with our audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our audited consolidated financial statements and accompanying notes. Our historical results are not necessarily indicative of our future results.

        The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Distribution and commercialization agreement	$69,706	$7,550	$—	$—	$—
Research contracts	12,649	13,136	17,228	10,740	20,306

Total revenues	82,355	20,686	17,228	10,740	20,306
Operating expenses (income):
Cost of goods sold(1)	4,021	797	—	—	—
Research and development(1)	73,857	72,493	46,561	52,318	56,097
Selling, general and administrative(1)	60,853	31,392	20,650	11,614	10,552
Trademark agreement	—	6,800	—	—	—
Litigation settlement gain	—	—	(142,500)	—	—

Total operating expenses (income)	138,731	111,482	(75,289)	63,932	66,649

Income (loss) from operations	(56,376)	(90,796)	92,517	(53,192)	(46,343)
Interest income	647	320	55	72	148
Interest expense(2)	(5,539)	(4,707)	(4,149)	(2,967)	(1,436)
Gain (loss) on early extinguishment of debt	20	(2,221)	(1,381)	—	(313)
Other expense(2)	—	—	(571)	—	—

Income (loss) before provision for (benefit from) income taxes	(61,248)	(97,404)	86,471	(56,087)	(47,944)
Provision for (benefit from) income taxes	—	(10,258)	1,706	—	—

Net income (loss)	$(61,248)	$(87,146)	$84,765	$(56,087)	$(47,944)

Net income (loss) per share—basic(3)	$(1.39)	$(2.06)	$2.16	$(1.76)	$(1.71)

Net income (loss) per share—diluted(3)	$(1.39)	$(2.06)	$2.10	$(1.76)	$(1.71)

Weighted-average number of shares—basic(3)	43,946,428	42,243,529	39,178,289	31,901,966	28,109,302

Weighted-average number of shares—diluted(3)	43,946,428	42,243,529	40,320,187	31,901,966	28,109,302

(1)
Includes the following noncash, stock-based compensation expense:

Cost of goods sold	$150	$44	$—	$—	$—
Research and development	6,931	5,167	2,770	1,973	2,594
Selling, general and administrative	11,400	9,813	1,963	1,629	1,810

(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

(3)
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net income (loss) per share and the number of shares used in the computation of such per share amounts.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments(1)	$144,438	$191,635	$166,815	$45,713	$50,879
Working capital(2)	140,586	132,585	139,016	23,855	31,972
Total assets(2)	176,102	205,919	171,782	51,001	55,693
Notes payable(2)(3)	—	—	27,635	25,597	17,217
Convertible senior notes(2)(4)	61,276	57,779	—	—	—
Redeemable common stock	49	4,952	4,952	—	—
Accumulated deficit	(278,840)	(217,592)	(130,446)	(215,211)	(159,124)
Total stockholders' equity	52,290	78,832	121,432	4,811	13,899

(1)
Includes short-term restricted investments of $0.1 million and long-term restricted investments of $2.1 million as of December 31, 2015; short-term restricted investments of $1.7 million and long-term restricted investments of $2.0 million as of December 31, 2014; short-term restricted investments of $1.5 million and long-term restricted investments of $3.2 million as of December 31, 2013 and long-term restricted investments of $0.2 million as of December 31, 2012 and 2011.

(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

(3)
Reflects $30.0 million aggregate principal amount of loans outstanding, less unamortized debt discount and unamortized debt issuance costs, under our then-existing loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. as of December 31, 2013; $25.7 million aggregate principal amount of loans outstanding, less unamortized debt discount and unamortized debt issuance costs but including accretion of final payment, under our then-existing loan and security agreement (the "Oxford/Horizon Loan Agreement") with Oxford Finance LLC and Horizon Technology Finance Corporation as of December 31, 2012 and $18.0 million aggregate principal amount of loans outstanding, less unamortized debt discount and unamortized debt issuance costs but including accretion of final payment, under the Oxford/Horizon Loan Agreement as of December 31, 2011.

(4)
Reflects $90.2 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes"), less unamortized debt discount and unamortized debt issuance costs, as of December 31, 2015 and $90.5 million aggregate principal amount of Convertible Senior Notes, less unamortized debt discount and unamortized debt issuance costs, as of December 31, 2014. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes, including a discussion of the carrying values of the liability and equity components thereof.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements. These statements appearing throughout this Annual Report on Form 10-K are statements regarding our intent, belief or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to update any forward-looking statement except as required by law. As a result of many factors, including those described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "us" or "our" refer to Anacor Pharmaceuticals, Inc. and its subsidiary.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. Our lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 ("PDE-4") inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. In January 2016, we submitted to the FDA a New Drug Application ("NDA") seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis.

        Beyond KERYDIN and crisaborole, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative ("DNDi") for the potential treatment of human African trypanosomiasis ("HAT" or "sleeping sickness"). The third compound is licensed to GlaxoSmithKline LLC ("GSK") for the potential treatment of tuberculosis ("TB"). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, compounds identified in our next generation PDE-4 inhibitor and cytokine suppression programs and certain other wholly-owned investigational product development candidates.

Developments Affecting our Business

        In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis.

        In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. The long-term safety study was an open-label study that enrolled patients from both Phase 3 pivotal studies and was designed to evaluate the long-term safety of crisaborole in patients as young as 2 years of age. Crisaborole was administered to patients by investigators in 4-week treatment periods, as indicated pursuant to the study protocol, for up to 12 months. The study sought to enroll enough patients so as to allow at least 300 patients to complete six months of treatment and at least 100 patients to complete 12 months of treatment. The study enrolled a total of 517 patients, of which 396 completed six months of intermittent treatment, and 271 completed 12 months of intermittent treatment. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. No treatment-related serious adverse events were reported and most adverse events ("AEs") were graded as mild in severity, and transient. The most common treatment-related AEs, reported by at least 2% of patients, were atopic dermatitis (3.1%) and application site pain (2.3%).

        In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. The studies consisted of two multi-center, double-blind, vehicle-controlled studies of over 750 patients each, aged 2 years and older with mild-to-moderate atopic dermatitis (defined as an Investigator's Static Global Assessment ("ISGA") score of 2 (mild) or 3 (moderate)). The ISGA is a 5-point scale ranging from 0 (clear) to 4 (severe). Patients were randomized in a 2:1 ratio (crisaborole:vehicle). Crisaborole or vehicle was applied twice daily for 28 days. The primary efficacy endpoint was success in ISGA at day 29 (defined as the proportion of patients achieving an ISGA score of 0 (clear) or 1 (almost clear) with at least a 2-grade improvement from baseline). In Study AD-301, 32.8% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 25.4% of patients treated with vehicle (p=0.038). In Study AD-302, 31.4% of patients treated with crisaborole achieved the primary efficacy endpoint, compared to 18.0% of patients treated with vehicle (p<0.001). Secondary endpoints included the proportion of patients achieving an ISGA score of 0 or 1 (irrespective of a minimum 2-grade improvement) at day 29 and time to success in ISGA. In Study AD-301, 51.7% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 40.6% of patients treated with vehicle (p=0.005). In Study AD-302, 48.5% of patients treated with crisaborole achieved an ISGA score of 0 or 1 at day 29, compared to 29.7% of patients treated with vehicle (p<0.001). The time course to success in ISGA between crisaborole and vehicle was statistically significantly different (p<0.001) in each study, with patients treated with crisaborole achieving success earlier than vehicle-treated patients. Our safety evaluation included reported AEs, safety laboratory tests and vital signs. The safety results from the studies were consistent with previous studies, and the majority of AEs in crisaborole-treated patients were graded as mild in severity. The most common AEs occurring on a pooled basis across both studies in at least 2% of patients were application site pain (4.4% and 1.2% for crisaborole and vehicle, respectively) and upper respiratory tract infections (3.0% and 3.0% for crisaborole and vehicle, respectively). There were no treatment-related serious AEs among patients treated with crisaborole.

        In June 2015, we entered into an Amendment (the "Sandoz Amendment") to our Distribution and Commercialization Agreement with Sandoz (together, the "Sandoz Agreement"). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) we agreed to contribute a total of $20.0 million to Sandoz (the "Anacor Contribution") to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. We agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015,

respectively. We paid the three installments of the Anacor Contribution, in the amounts of $5.0 million, $7.5 million and $7.5 million, during June 2015, September 2015 and December 2015, respectively. The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which we are entitled for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to us for 2017 of $65.0 million and (iii) reduced the price associated with our option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014 and a product launch payment of $25.0 million in January 2015 (the "Launch Payment"). The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. We are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as we effectively received our 50% share of the first $50.0 million of gross profits as a result of the Launch Payment. KERYDIN gross profits for 2015 exceeded the first $50.0 million to be retained by Sandoz during the quarter ended June 30, 2015, and we began recognizing our 50% share of the excess over the first $50.0 million during such quarter based upon gross profits on sales of KERYDIN for the same period, as reported to us by Sandoz. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution in 2015, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement has an initial term of five years and is subject to automatic five-year renewal terms, unless earlier terminated for certain events specified in the Sandoz Agreement.

        In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails.

        In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency ("DTRA") to design and discover new classes of systemic antibiotics. The work was funded by an award from DTRA's R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. The award consisted of (i) $2.9 million of research funding for the eleven month period through September 15, 2014 and (ii) $5.0 million of research funding for a research extension period, which was originally scheduled to end on September 15, 2015 but was extended to November 30, 2015. In November 2015, DTRA informed us that it would not exercise its remaining option under the research agreement to fund the research for a subsequent extension period.

        In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, we amended the research agreement to add an additional parasitic disease target, cryptosporidiosis. Under the amended research agreement, the Gates Foundation is obligated to pay us up to $18.3 million over a three-year research term expiring in April 2016 to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases. Now that the library is completed, we are responsible for storing the library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access for the five-year period following the library completion date, unless earlier terminated pursuant to the terms of the agreement. Under the terms of the agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received. The agreement will continue in effect until the later of five years from its effective date or the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of certain uncured material breaches by us under our research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. During the fourth quarter of 2015, the Gates Foundation sold 800,970 shares of such potentially redeemable common stock and, as a result, we no longer have any potential redemption obligation with respect to such shares. Accordingly, the carrying amount of approximately $4.9 million associated with such 800,970 shares was reclassified from redeemable common stock to common stock. In addition, under the research agreement, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

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

        We have several collaborations outside of our core areas of focus with organizations that fund research leveraging our boron chemistry to discover new treatments for neglected diseases, such as HAT and TB, as discussed above. In addition to potentially developing new therapies for such diseases, these collaborations provide us the potential benefits of expanding the chemical diversity of our boron compounds, understanding new properties of our boron compounds and, ultimately, if a drug is approved, potential revenue in certain jurisdictions. Our partnerships include collaborations with DNDi to develop new therapeutics for HAT, visceral leishmaniasis and Chagas disease; Medicines for Malaria Venture to develop compounds for the treatment of malaria; the Global Alliance for Livestock Veterinary Medicines to develop compounds for the treatment of animal trypanosomiasis; and The Wellcome Trust Limited and University of Georgia Research Foundation to develop compounds for the treatment of Chagas disease. In 2011, DNDi completed preclinical studies of AN5568 for HAT and, in March 2012, AN5568 became the first compound from our neglected diseases initiatives to enter human clinical studies. The AN5568 Phase 1 clinical study was completed in 2015 and a Phase 2/3 registration study is planned for 2016.

Capital Markets and Financing Activities and Litigation Settlement during the Period under Review

        In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes"), comprised of: (i) $82.5 million aggregate principal amount of Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers); and (ii) $8.0 million aggregate principal amount of Convertible Senior Notes sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates, an affiliate of ours. We received total net proceeds from the sale of the Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers' fees of $2.9 million and other issuance costs of $0.5 million. During the fourth quarter of 2014, we used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our then-existing loan and security agreement (the "Hercules Loan Agreement") with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

        Pursuant to the indenture governing the Convertible Senior Notes, holders may convert their Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. As a result, holders may convert their Convertible Senior Notes during the quarter ending March 31, 2016. During the year ended December 31, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. We elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 11,239 shares in connection therewith. We recorded a gain on the extinguishment of the debt component of such converted notes of approximately $20,000, which is included in gain (loss) on early extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2015.

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

Financial Operations Overview

Revenues

        We currently generate two types of revenue: distribution and commercialization agreement revenues and research contracts revenue. Our distribution and commercialization agreement revenues comprise revenues under the Sandoz Agreement from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments. Our research contracts revenue is generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

Research and Development Expenses

        Research and development expenses consist primarily of costs associated with research activities, as well as costs associated with our product development efforts, including preclinical and clinical studies. All research and development expenses, including those funded by third parties, are expensed as incurred. Research and development expenses include:

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

        Our expenses associated with preclinical and clinical studies are based upon the terms of the relevant service contracts, the amount of the services provided and the status of the related activities. We expect to continue to incur significant research and development expenses in the future as we continue our early-stage research, advance our discovery research projects into the preclinical stage and progress our product development candidates, including crisaborole, through clinical development and into the commercialization stage.

        The table below presents our research and development expenses for the years ended December 31, 2015, 2014 and 2013, related to crisaborole, KERYDIN, work conducted under our Gates Foundation and DTRA programs and work on our other research programs (including early-stage research programs, neglected disease initiatives and AN3365, as well as our collaborations with GSK and Lilly). A portion of our research and development costs, including indirect costs, are not recorded on a program-by-program basis and are allocated based on the personnel resources assigned to each program.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Crisaborole	$44,994	$41,680	$15,862
KERYDIN	5,015	13,040	15,279
Gates Foundation	5,792	6,608	5,085
DTRA	3,922	3,153	487
Other research programs	14,134	8,012	9,848

Total research and development expenses	$73,857	$72,493	$46,561

        In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis. While certain research and development costs associated with crisaborole are expected to decrease due to the completion of the two Phase 3 pivotal studies and the long-term safety study, total research and development costs for crisaborole are expected to continue to increase in 2016 as we prepare for the potential approval and launch of crisaborole in the United States. We obtained FDA approval of KERYDIN and entered into the Sandoz Agreement in July 2014. While we hold the NDA for, and are responsible for any further development of, KERYDIN pursuant to the terms of the Sandoz Agreement, we expect that our research and development expenses for KERYDIN will continue to decrease in the near term. We expect that expenses related to work conducted under our agreement with the Gates Foundation will decrease due to the upcoming expiration of the research term under the agreement in April 2016. In November 2015, the research extension period under the DTRA agreement expired and, in 2014, the research term under the Lilly Agreement terminated and the research period under the GSK Agreement expired. We are currently considering our options for further development, if any, of AN3365. In addition, spending for our early-stage research programs will be dependent upon our success in developing and advancing related new product development candidates.

        We cannot determine with certainty the duration and completion costs of any future clinical studies of our product development candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product development candidates. We or our collaboration partners may never succeed in achieving marketing approval for our product development candidates. The duration, costs and timing of clinical studies and development of our product development candidates will depend on a variety of factors, including uncertainties associated with clinical and preclinical studies, uncertainties in clinical study enrollment rates, significant and changing government regulation and whether our current or future collaborators are committed to, and make progress in, programs licensed to them. Even if our product development candidates receive regulatory approval, they may not achieve an adequate level of acceptance among physicians, healthcare payors and patients or generate sufficient revenue to enable us to become or remain profitable. We determine which programs to pursue and how much to fund each program based on the scientific and clinical success of each product development candidate, as well as an assessment of each product development candidate's commercial potential. Our strategy includes evaluating the establishment of collaborations with third parties for the development and commercialization of product development candidates and research programs. When we partner with a third party for development and commercialization of a product or product development candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product or product development candidate, and our collaboration partner may not devote sufficient resources to, or may otherwise fail in, such development and commercialization activities. We cannot forecast with any degree of certainty which of our product development candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation and travel expenses, facility-related costs and consulting fees, in each case not otherwise included in research and development expenses, marketing expenses and professional service fees. We expect that selling, general and administrative expenses will increase in the future as we expand our operating activities. In particular, while we do not currently have an internal or contract commercial sales force or commercial infrastructure sufficient to support the potential launch of our product development candidates, we currently expect to establish such capabilities in preparation for the potential approval and launch of crisaborole in the United States. Such activities will be expensive and time-consuming.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our audited consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical and clinical study accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of our convertible debt, stock-based compensation and other contingencies. We base our estimates on historical experience or on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

        While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue Recognition

        Our distribution and commercialization agreement revenues comprise revenues under the Sandoz Agreement from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments. Our research contracts revenue is generated primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

        We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        Arrangements under which we grant another party distribution and commercialization rights to one of our products and that involve multiple other deliverables are evaluated based on the accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If we determine that the deliverables do not have stand-alone value because each one of them has value only as it relates to maintaining and supporting the other party's distribution and commercialization rights, then all such deliverables are combined as a single unit of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement. Arrangement consideration is allocated between each unit of accounting with stand-alone value, based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available with revenues recognized based on the performance requirements of the related agreement. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured. Upfront payments received under such agreements are recorded as deferred revenue in our consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of our obligations under the agreement.

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

        Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services to be provided by us. Typically, we have determined that the licenses we have granted to collaborators do not have stand-alone value separate from the value of the research and development services provided. As such, upfront payments are recorded as deferred revenue in our consolidated balance sheets and are recognized as research contracts revenue ratably over the contractual or estimated performance period that is consistent with the term of the research and development obligations contained in the research and development collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

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

        For certain contingent payments under research and development arrangements, we recognize revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. We have analyzed future contingent payments under existing research and development arrangements and determined that none meet the definition of milestone payments.

        Other contingent payments received for which payment is either contingent solely upon the passage of time or the results of a collaboration partner's performance (bonus payments) are not accounted for using the milestone method. Such bonus payments will be recognized as revenue when earned and when collectibility is reasonably assured.

        Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of December 31, 2015, we had not earned any royalty revenue from product sales.

Preclinical and Clinical Study Accruals and Deferred Advance Payments

        We estimate preclinical and clinical study expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct these activities on our behalf. In recording service fees, we estimate the time period over which the related services will be performed and compare the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrue additional service fees or defer any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust our accrual or deferred advance payment accordingly. If we underestimate or overestimate the level of services performed or the costs of these services, the actual expenses could differ from estimates. If we later determine that we no longer expect the services associated with a deferred non-refundable advance payment to be rendered, the deferred advance payment will be charged to expense in the period that such determination is made.

Stock-Based Compensation

        During the three years ended December 31, 2015, we have granted time-based stock options, market-based performance stock options ("PSOs"), time-based restricted stock units ("RSUs"), market-based performance restricted stock units ("PRSUs") and performance-based PRSUs. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period) for time-based awards or over the applicable requisite service period for market-based PSO and PRSU awards. Stock-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Time-based stock option and RSU awards granted to our nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. We use the Black-Scholes option-pricing model to estimate the fair value of time-based stock option awards and use the straight-line (single-option) method for expense attribution. We use a Monte Carlo valuation method to estimate the fair value of market-based PSO and PRSU awards. Time-based RSU awards are valued based on the closing price of our common stock on the date of grant. We estimate forfeitures and recognize expense only for those shares expected to vest. We account for stock options issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as such awards vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of our common stock during that period. The fair value of performance-based PRSU awards granted to nonemployees is determined based on the closing price of our common stock on the measurement date, which is the earlier of the performance commitment date or the date at which the counterparty performance is complete, and the noncash charge to operations is recognized when the performance goal is achieved.

        We recorded noncash stock-based compensation expense for employee and nonemployee stock option (including PSO) grants, employee RSU and PRSU grants and employee stock purchase program ("ESPP") stock purchase rights of $18.5 million, $15.0 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the amount for the year ended December 31, 2014 was $3.0 million of expense related to stock options held by our former chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications. As of December 31, 2015, we had outstanding options to purchase 3,987,639 shares of our common stock, 399,911 RSUs and 53,891 PRSUs. As of December 31, 2015, we had $32.7 million and $0.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and outstanding ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.5 years and 0.9 years, respectively. There were 78,645 shares of our common stock purchased under the ESPP during the year ended December 31, 2015. We expect to continue to grant stock options, RSUs, PRSUs and ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option-pricing model or Monte Carlo valuation method change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Valuation of Liability and Equity Components of Convertible Senior Notes

        The Convertible Senior Notes are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 470-20, "Debt with Conversion and Other Options". Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in our stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. The annual effective interest rate on the liability component of the Convertible Senior Notes was 8.57% as of December 31, 2015. ASC Subtopic 470-20 does not affect the actual amount that we are required to repay under the Convertible Senior Notes. During the year ended December 31, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. As of December 31, 2015, the aggregate principal amount of Convertible Senior Notes outstanding was $90.2 million. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	Increase/ (decrease)
	(in thousands)
Distribution and commercialization agreement revenue	$69,706	$7,550	$62,156
Research contracts revenue	12,649	13,136	(487)
Cost of goods sold(1)	4,021	797	3,224
Research and development expenses(1)	73,857	72,493	1,364
Selling, general and administrative expenses(1)	60,853	31,392	29,461
Trademark agreement	—	6,800	(6,800)
Interest income	647	320	327
Interest expense(2)	5,539	4,707	832
Gain (loss) on early extinguishment of debt	20	(2,221)	2,241
Benefit from income taxes	—	10,258	(10,258)

(1)
Includes the following stock-based compensation expenses:

Cost of goods sold	$150	$44	$106
Research and development expenses	6,931	5,167	1,764
Selling, general and administrative expenses	11,400	9,813	1,587
(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

        Distribution and commercialization agreement revenue.    We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. For the year ended December 31, 2015, we recognized $60.5 million of gross profit sharing revenue (which included $25.0 million related to the Launch Payment made to us by Sandoz in January 2015) based upon gross profits on sales of KERYDIN, as reported to us by Sandoz, $6.1 million in revenue from product sales of KERYDIN to Sandoz and $3.1 million in revenue from the amortization of upfront payments. For the year ended December 31, 2014, we recognized $4.7 million of gross profit sharing revenue based upon gross profits on sales of KERYDIN, as reported to us by Sandoz, $1.4 million in revenue from product sales of KERYDIN to Sandoz and $1.4 million in revenue from the amortization of upfront payments. The increases in revenue in 2015 relative to 2014 from gross profit sharing payments and product sales of KERYDIN to Sandoz resulted from the timing of the launch of KERYDIN in September 2014 and the growth in prescriptions in 2015. The increase in revenue from the amortization of upfront payments in 2015 relative to the prior year reflects the full year impact of the recognition, on a straight-line basis, of the $40.0 million in total upfront payments made to us during the third quarter of 2014 under the Sandoz Agreement.

        Research contracts revenue.    For the year ended December 31, 2015, we recognized research contracts revenue of $12.6 million, a decrease of $0.5 million as compared to the prior year. This decrease reflected reductions in revenue of $1.3 million under the Lilly Agreement as a result of the termination of the research term of such agreement effective April 2014 and $1.1 million under the Gates Foundation agreement, which were partially offset by increases in revenue of $0.6 million under the DTRA agreement and $1.3 million for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and government grants. For the years ended December 31, 2015 and 2014, we recognized $5.2 million and $6.3 million, respectively, for research services performed under the Gates Foundation agreement, $4.0 million and $3.4 million, respectively, under the DTRA agreement and $3.4 million and $2.1 million, respectively, for research performed under other agreements, including those relating to our neglected disease programs, and government grants. For the year ended December 31, 2014, we also recognized $0.8 million in research funding and $0.5 million of the $3.5 million upfront fee received under the Lilly Agreement.

        Cost of goods sold.    For the years ended December 31, 2015 and 2014, we recognized $4.0 million and $0.8 million, respectively, of product costs and inventory write-downs for KERYDIN finished drug product released to Sandoz during the respective period. The increase in cost of goods sold in 2015 relative to the prior year was due primarily to increased KERYDIN product sales. Costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses. As a result, the aggregate cost of goods sold that we recorded for 2015 relating to sales of KERYDIN to Sandoz was lower than the amount actually incurred to manufacture such drug product.

        Research and development expenses.    Research and development expenses increased by $1.4 million during the year ended December 31, 2015 as compared to the prior year. This increase reflected increases in costs for our crisaborole program, DTRA program and other research programs (including neglected disease initiatives and early-stage research programs) of $3.3 million, $0.8 million and $6.1 million, respectively, which were partially offset by decreases in costs relating to our KERYDIN program of $8.0 million and our Gates Foundation program of $0.8 million. The increase in costs for our crisaborole program in 2015 as compared to 2014 was primarily due to increased manufacturing activities related to our regulatory efforts, internal efforts and associated overhead, medical education and scientific publication activities and activities related to the preparation of our NDA for crisaborole, partially offset by decreased clinical study and preclinical activities. The decrease in KERYDIN costs in 2015 as compared to 2014 was primarily due to decreased manufacturing, clinical study, internal efforts and medical education activities. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory. In addition, in the first quarter of 2014, we had initiated a clinical study of KERYDIN that was later terminated in connection with our entry into the Sandoz Agreement. The increases in costs under our DTRA program and for our other research programs in 2015 as compared to 2014 were primarily due to higher levels of research activities under such programs. The decrease in costs for our Gates Foundation program in 2015 as compared to the prior year was primarily due to our completion of the expanded boron compound library in 2014.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $29.5 million during the year ended December 31, 2015 as compared to the prior year. This increase reflected the $20.0 million of expenses associated with the three installments of the Anacor Contribution paid to Sandoz in 2015, as well as increases of $4.7 million in stock-based compensation expense, $3.8 million in salaries and benefits primarily associated with additional personnel, $2.2 million in professional service fees and $2.5 million of other expenses, which were partially offset by the absence of $3.7 million in non-recurring other stock-based compensation expense and severance costs recorded in the prior year related to the resignation of our former chief executive officer in the first quarter of 2014.

        Trademark agreement.    In September 2014, we entered into a coexistence and release agreement relating to our KERYDIN trademark (the "Trademark Agreement"). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in our case. In connection with the Trademark Agreement, we paid $6.8 million to an unaffiliated third party and such third party granted us, Sandoz and, among others, our and Sandoz's respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

        Interest income.    The increase in interest income for the year ended December 31, 2015 as compared to 2014 was primarily due to higher average investment balances resulting from the net proceeds from the issuance of the Convertible Senior Notes in October 2014.

        Interest expense.    Interest expense increased in the year ended December 31, 2015 as compared to 2014 primarily due to a higher average outstanding debt balance.

        Gain (loss) on early extinguishment of debt.    For the year ended December 31, 2015, we recorded a gain of approximately $20,000 on the extinguishment of the debt component of $0.3 million aggregate principal amount of Convertible Senior Notes converted at the election of the holders thereof. Upon the early extinguishment of our debt under the Hercules Loan Agreement in October 2014, we incurred a loss of $2.2 million, which consisted of the unamortized balances of the debt discount and deferred issuance costs as well as a prepayment penalty.

        Benefit from income taxes.    The $10.3 million benefit from income taxes for the year ended December 31, 2014 was due to a reversal of a portion of our pre-existing valuation allowance in an amount equal to the $10.3 million deferred tax liability that we recognized in connection with our issuance of the Convertible Senior Notes. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Convertible Senior Notes.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Increase/ (decrease)
	(in thousands)
Distribution and commercialization agreement revenue	$7,550	$—	$7,550
Research contracts revenue	13,136	17,228	(4,092)
Cost of goods sold(1)	797	—	797
Research and development expenses(1)	72,493	46,561	25,932
Selling, general and administrative expenses(1)	31,392	20,650	10,742
Trademark agreement	6,800	—	6,800
Litigation settlement gain	—	142,500	(142,500)
Interest income	320	55	265
Interest expense(2)	4,707	4,149	558
Loss on early extinguishment of debt	2,221	1,381	840
Other expense(2)	—	571	(571)
Provision for (benefit from) income taxes	(10,258)	1,706	(11,964)

(1)
Includes the following stock-based compensation expenses:

Cost of goods sold	$44	$—	$44
Research and development expenses	5,167	2,770	2,397
Selling, general and administrative expenses	9,813	1,963	7,850
(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

        Distribution and commercialization agreement revenue.    For the year ended December 31, 2014, we recognized $4.7 million of gross profit sharing revenue based upon gross profits on sales of KERYDIN, as reported to us by Sandoz, $1.4 million in revenue from product sales of KERYDIN to Sandoz and $1.4 million of the $40.0 million in total upfront payments made to us during the third quarter of 2014 under the Sandoz Agreement. We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014.

        Research contracts revenue.    For the year ended December 31, 2014, we recognized research contracts revenue of $13.1 million, a decrease of $4.1 million as compared to the prior year. This decrease reflected the termination of the Medicis Agreement in 2013 (upon which we recognized the $4.8 million in deferred revenue remaining under such agreement), as well as reductions in revenue of $2.9 million under the Lilly Agreement as a result of the termination of the research term of such agreement effective April 2014 and $1.3 million under the GSK Agreement as a result of the expiration of the research term of such agreement in 2014, partially offset by increases in revenue of $2.9 million under the DTRA agreement, $1.8 million under the Gates Foundation agreement and $0.2 million for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and government grants. For the years ended December 31, 2014 and 2013, we recognized $6.3 million and $4.5 million, respectively, for research services performed under the Gates Foundation agreement, $3.4 million and $0.5 million, respectively, under the DTRA agreement, $0.2 million and $1.5 million, respectively, under the GSK Agreement and $1.9 million and $1.8 million, respectively, for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and government grants. In addition, for the years ended

December 31, 2014 and 2013, we recognized $0.8 million and $3.2 million, respectively, for research funding and $0.5 million and $1.0 million, respectively, of the upfront fee under our collaboration with Lilly. We also recognized $4.8 million of revenue remaining under the Medicis Agreement in 2013.

        Cost of goods sold.    Cost of goods sold of $0.8 million for the year ended December 31, 2014 includes product costs and inventory write-downs for KERYDIN finished drug product released to Sandoz during the period. Costs recorded in connection with the manufacture of KERYDIN prior to the time that we started to capitalize such costs in 2014 were recorded as research and development expenses.

        Research and development expenses.    For the year ended December 31, 2014, research and development expenses increased by $25.9 million as compared with 2013, primarily due to increases in costs for our crisaborole program of $25.8 million. The increase in costs for our crisaborole program was primarily due to increased clinical study and drug development activities, including the associated increase in internal efforts. In 2014, we incurred costs associated with actively enrolling patients in our two Phase 3 pivotal studies and long-term safety study for crisaborole, as compared with lower costs in the prior year for our crisaborole Phase 2 dose ranging, Phase 1 Maximal Use Systemic Exposure, cardiac safety studies and planning activities for our Phase 3 and long-term safety studies. In addition, we were manufacturing crisaborole drug supplies for certain regulatory activities and for our Phase 3 pivotal studies and long-term safety study in 2014 as compared with a lower level of clinical- and regulatory-related crisaborole drug supply activities in the prior year. Our costs for our KERYDIN program decreased by $2.2 million in 2014 as compared with 2013 due to a decrease in our internal efforts and consulting and other expenses, partially offset by an increase in pre-commercialization research activities. Following the approval of KERYDIN by the FDA in July 2014, manufacturing costs were capitalized into inventory.

        Research and development expenses for the DTRA agreement and Gates Foundation agreement increased by $2.7 million and $1.5 million, respectively, for the year ended December 31, 2014 as compared to 2013. The DTRA agreement was executed in October 2013 and the Gates Foundation agreement was executed in April 2013. We also had an increase of $3.4 million in the costs for our early-stage and AN3365 research activities. Partially offsetting these increases were decreases of $3.6 million and $1.3 million in research expenses under our collaborations with Lilly and GSK, respectively, due to the termination of the research term under the Lilly Agreement and the expiration of the research period under the GSK Agreement in 2014, and $0.4 million in the costs for our neglected disease programs.

        Selling, general and administrative expenses.    The increase in selling, general and administrative expenses of $10.7 million for the year ended December 31, 2014 as compared to 2013 was primarily due to increases of $4.8 million in stock-based compensation expense, $4.3 million in sales, marketing and compliance activities for KERYDIN and market research activities for crisaborole, $3.7 million in other stock-based compensation expense and severance costs related to the resignation of our former chief executive officer, $3.3 million in salaries and benefits associated with additional personnel and $1.9 million of other expenses, including consulting, travel and other outside services. These increases were partially offset by a reduction of $7.3 million in legal fees for the year ended December 31, 2014 as compared to 2013, primarily due to the completion of our legal proceedings with Valeant and Medicis in late 2013.

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

        Interest income.    The increase in interest income for the year ended December 31, 2014 as compared to 2013 was primarily due to higher average investment balances resulting from our settlement with Valeant and the net proceeds from the Convertible Senior Notes issued in October 2014.

        Interest expense.    Interest expense increased in the year ended December 31, 2014 as compared to 2013 due to the higher average outstanding balance of our debt and higher effective interest rate that resulted from our entry into the Hercules Loan Agreement in June 2013 and the December 2013 amendment thereto. In October 2014, we issued $90.5 million aggregate principal amount of Convertible Senior Notes and used approximately $30.8 million of the net proceeds thereof to repay in full our outstanding indebtedness under, and terminate, the Hercules Loan Agreement. Interest expense for 2014 also includes the amortization of deferred financing costs related to the issuance of the Convertible Senior Notes in October 2014.

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

Income Taxes

        As of December 31, 2015, we had net operating loss carryforwards for federal and California income tax purposes of approximately $301.4 million and $255.8 million, respectively. These federal and California carryforwards will begin to expire in the years 2021 and 2016, respectively. The federal and California net operating loss carryforwards include approximately $99.8 million and $16.6 million, respectively, related to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. We also had federal research and development tax credit carryforwards of approximately $16.3 million, which expire beginning in 2024 if not utilized. In addition, California research and development tax credit carryforwards of approximately $9.6 million will carry over indefinitely. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar California provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We have determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2015. The computed annual limitation that resulted from the 2010 ownership change is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future.

        We periodically evaluate our prospects of generating future taxable income based on our history of taxable income or losses and our projections for the foreseeable future. With the exception of 2013, which was positively impacted by a significant amount of non-recurring income from our settlement with Valeant, we have incurred tax losses in every year since our inception. Realization of our net deferred tax assets is dependent upon us generating future taxable income, the timing and amount (if any) of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2015 and 2014 (except to the extent of the future taxable income that we expect to generate from the future reversal of the deferred tax liability recognized in connection with the issuance of the Convertible Senior Notes). As of December 31, 2015 and 2014, we had approximately $11.2 million and $3.6 million, respectively, of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Liquidity and Capital Resources

        The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(56,272)	$(39,324)	$90,281
Net cash provided by (used in) investing activities	83,015	(125,648)	(17,457)
Net cash provided by financing activities	10,943	66,208	31,596

Net increase (decrease) in cash and cash equivalents	$37,686	$(98,764)	$104,420

        Net cash used in operating activities was $56.3 million and $39.3 million for the years ended December 31, 2015 and 2014, respectively, and net cash provided by operating activities was $90.3 million for the year ended December 31, 2013. Net cash used in operating activities in 2015 reflected our net loss adjusted for non-cash expenses primarily related to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to the Convertible Senior Notes. Net cash used in operating activities in 2015 also reflected a net cash outflow related to net changes in operating assets and liabilities during this period, primarily related to the increase in contract receivables resulting from our gross profit share receivable from Sandoz under the Sandoz Agreement in the fourth quarter of 2015. Net cash used in operating activities in 2014 reflected our net loss adjusted for non-cash expenses related primarily to stock-based compensation, a loss on early extinguishment of debt related to our Hercules Loan Agreement, amortization of debt discount and debt issuance costs related to our Hercules Loan Agreement and amortization of premium on investments. Net cash used in operating activities in 2014 also reflected a net cash inflow related to net changes in operating assets and liabilities during this period, primarily related to the increase in deferred revenue resulting from the receipt of $40.0 million in total upfront payments from Sandoz under the Sandoz Agreement. For the year ended December 31, 2013, net cash provided by operating activities reflected our net income, which included our litigation settlement with Valeant of

$142.5 million, adjusted for non-cash expenses related primarily to stock-based compensation. Net cash provided by operating activities in 2013 also reflected a net cash outflow related to net changes in operating assets and liabilities in the same period, including those related to the amortization for the upfront fees received in prior years from Lilly and Medicis.

        Net cash provided by investing activities was $83.0 million for the year ended December 31, 2015 and net cash used in investing activities was $125.6 million and $17.5 million for the years ended December 31, 2014 and 2013, respectively. Net cash provided by investing activities in 2015 was primarily a result of maturities of investments exceeding the purchases of investments during the year. Net cash used in investing activities in 2014 and 2013 was primarily a result of purchases of investments exceeding the maturities of investments during those years. In addition, in 2013, our net transfers of investments to restricted investments, primarily as a result of restrictions placed on our use of redeemable common stock proceeds and research funding received from the Gates Foundation, were $4.4 million.

        Net cash provided by financing activities was $10.9 million, $66.2 million and $31.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by financing activities in 2015 was comprised of the proceeds from stock option exercises and ESPP purchases. Net cash provided by financing activities in 2014 primarily reflected net proceeds from our issuance of $90.5 million aggregate principal amount of Convertible Senior Notes and proceeds of $9.8 million from stock option exercises and ESPP purchases, partially offset by $30.6 million paid in respect of the aggregate principal amount of indebtedness outstanding under the Hercules Loan Agreement, together with a prepayment penalty associated therewith. Net cash provided by financing activities in 2013 primarily reflected net proceeds of $21.3 million from the sale of our common stock in May 2013, net proceeds of $1.3 million from the sale of our common stock in the first quarter of 2013 under our equity distribution agreement with Wedbush, net proceeds of $5.0 million from the issuance of redeemable common stock to the Gates Foundation, the $30.0 million drawdown of the first tranche under the Hercules Loan Agreement and $2.7 million in proceeds from stock option exercises and ESPP purchases, partially offset by $28.7 million paid in respect of regularly scheduled principal payments and remaining principal obligations under the Oxford/Horizon Loan Agreement and financing fees, debt issuance costs and loan fees associated with the Hercules Loan Agreement, together with a prepayment penalty associated therewith.

        Our cash, cash equivalents and investments totaled $144.4 million as of December 31, 2015, compared to $191.6 million as of December 31, 2014. Balances as of December 31, 2015 and 2014 included cash and cash equivalents of $53.7 million and $16.0 million, short-term and long-term investments of $87.9 million and $171.9 million and restricted investments of $2.8 million and $3.7 million, respectively.

        We believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

        Our future capital requirements are difficult to forecast and will depend on many factors, including:

  •
  the successful commercialization of KERYDIN pursuant to the Sandoz Agreement;

  •
  any issues, delays or failures arising as a result of our studies relating to our product development candidates, including crisaborole;

  •
  the outcome, timing and cost of regulatory approvals, and content of approved labeling for our product development candidates, including any delay or failure by the FDA to approve crisaborole;

  •
  our ability to timely and successfully launch, either alone or with a partner, crisaborole, if approved;

  •
  the availability of adequate coverage and reimbursement from federal, state and private healthcare payors for KERYDIN, crisaborole, if approved, and our other future approved products, if any;

  •
  the effects of competing technological and market developments;

  •
  the cost and timing of commercial-scale outsourced manufacturing activities;

  •
  the cost of establishing sales, marketing and distribution capabilities for our product development candidates, including crisaborole;

  •
  the initiation, progress, timing, costs and results of preclinical and clinical studies for our product development candidates and potential product development candidates;

  •
  the timing and cost of our activities relating to our regulatory filings for our product development candidates, including crisaborole;

  •
  the success of our collaborations and research agreements, including the attainment of milestones and royalty payments, if any, under those agreements;

  •
  the number and characteristics of the product development candidates that we pursue;

  •
  the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

  •
  the cost of filing, prosecuting, defending and enforcing our patents and other intellectual property rights, and the outcome of litigation or other proceedings relating to our patents or other intellectual property rights;

  •
  the extent to which we acquire or invest in businesses, products or technologies; and

  •
  the impact of general economic, industry, market or political conditions.

        If, in the future, adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some, or all, of our current or future planned activities.

        We expect to continue to experience net losses and negative cash flows in 2016, and we cannot guarantee that payments under the Sandoz Agreement, any revenue generated from crisaborole, if approved, or other sources of funding will be sufficient to offset losses in future years. We may require additional capital to fund our commercialization activities relating to crisaborole, if approved, and our research and development activities, including clinical studies for our development programs and preclinical activities for our product development candidates, as well as future sales and marketing and business development activities. Although we believe that our existing capital resources, together with the payments we expect to receive based on sales of KERYDIN pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may elect to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Convertible Senior Notes

        In October 2014, we issued and sold $90.5 million aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes are general unsecured obligations of ours, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. During the year ended December 31, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. We elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 11,239 shares with an estimated fair value of $1.3 million, based on the closing market price of our common stock on the conversion date. We allocated $1.1 million of the fair value of the issued shares to the reacquisition of the equity component of such converted notes and recorded a gain of approximately $20,000 on the extinguishment of the debt component of such converted notes, which is included in gain (loss) on early extinguishment of debt in our consolidated statements of operations.

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

Contractual Obligations

        Our contractual obligations as of December 31, 2015 consisted primarily of obligations under the Convertible Senior Notes, purchase obligations with our third-party manufacturers and lease agreements. The following table summarizes our material contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future years.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	Greater than 5 years
Contractual obligations:
Operating leases	$4,166	$2,030	$2,136	$—	$—
Convertible Senior Notes(1)	100,969	1,803	3,606	3,606	91,954
Purchase obligations(2)	5,596	5,096	500	—	—

Total contractual obligations	$110,731	$8,929	$6,242	$3,606	$91,954

(1)
Represents Convertible Senior Notes due in October 2021 (including future interest payments at a fixed rate of 2.00% per year).

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2015. Examples of the types of obligations included within purchase obligations include firm purchase commitments with our third-party manufacturers. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts meeting the definition of a purchase obligation. The above purchase obligations exclude agreements that are cancelable without significant penalty.

  Operating Leases

        We lease a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as our corporate headquarters. The lease covering this property is currently scheduled to expire on March 31, 2018, subject to the right of the landlord to terminate the lease earlier upon twelve months' written notice.

        We also lease a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California. The lease covering this property is currently scheduled to expire on December 31, 2016. We have one one-year option to extend the term of the lease through December 2017 and one three-month option to extend the term of the lease through March 2018. This lease is cancelable by us on six months' prior written notice.

  Contracts

        We enter into contracts in the normal course of business with clinical research organizations for clinical studies and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Accounting Pronouncements Adopted

        As of December 31, 2015, we elected to early adopt an accounting standards update ("ASU") that requires debt issuance costs related to a recognized debt liability to be presented in our consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective application. The ASU is limited to the presentation of debt issuance costs applied retrospectively to all prior periods presented in our audited consolidated financial statements and did not affect the recognition and measurement of debt issuance costs. The adoption of this ASU resulted in the retrospective reduction of $0.3 million in prepaid expenses and other current assets, $1.9 million in other assets (non-current) and $2.2 million in convertible senior notes, net, as of December 31, 2014.

        In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. This ASU requires deferred tax liabilities and assets to be classified as non-current in our audited consolidated financial statements. The adoption of this ASU is either retrospective to each prior period presented or prospective. We elected to early adopt this ASU as of December 31, 2015 and retrospectively applied this ASU to all periods presented. The adoption of this ASU resulted in the retrospective reclassification of $0.9 million from deferred tax liability, net (current) to deferred tax liability, net, non-current as of December 31, 2014, which was offset in full by $0.9 million of deferred tax assets, net, non-current as of December 31, 2014.

        See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In January 2016, the FASB issued an ASU related to the recognition and measurement of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

        In July 2015, the FASB issued an ASU to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The ASU becomes effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

        In August 2014, the FASB issued an ASU that provides guidance for the evaluation of an entity's ability to continue as a going concern. The ASU establishes management's responsibility for evaluating whether there is substantial doubt about an entity's ability to continue as a going concern in connection with the preparation of consolidated financial statements for each annual and interim reporting period. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The ASU also requires certain footnote disclosures about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

        In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. This new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the new standard by one year. Following such deferral, this new standard becomes effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016 (including interim reporting periods within those periods). The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not yet selected a transition method and are currently evaluating the effect that the new standard will have on our consolidated financial statements and related footnote disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of December 31, 2015, we had cash, cash equivalents, short-term investments, long-term investments and restricted investments of $144.4 million. Our investment portfolio as of December 31, 2015 was comprised of corporate debt securities, commercial paper, U.S. federal agency securities and a money market fund, all of which met the credit quality and diversification standards specified in our investment policy. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 92 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Anacor Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2015 and the related consolidated statements of operations, comprehensive income (loss), redeemable common stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anacor Pharmaceuticals, Inc. as of December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2016

Anacor Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$53,677	$15,991
Short-term investments	87,945	130,012
Restricted investments, short-term	739	1,723
Contract receivables	18,301	5,708
Inventory	2,925	2,518
Prepaid expenses and other current assets	6,508	4,348

Total current assets	170,095	160,300
Long-term investments	—	41,905
Restricted investments, long-term	2,077	2,004
Property and equipment, net	2,298	1,642
Other assets	1,632	68

Total assets	$176,102	$205,919

Liabilities, redeemable common stock and stockholders' equity
Current liabilities:
Accounts payable	$5,753	$4,520
Accrued liabilities	19,105	17,087
Other current liabilities	—	1,156
Deferred revenue	4,264	4,634
Deferred rent	387	318

Total current liabilities	29,509	27,715
Convertible senior notes, net	61,276	57,779
Deferred revenue, less current portion	32,446	35,740
Deferred rent, less current portion	532	901
Commitments and contingencies
Redeemable common stock: redemption amount of $914 and $26,092 as of December 31, 2015 and 2014, respectively	49	4,952
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 10,000,000 shares; issued and outstanding: no shares as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued and outstanding: 44,770,779 shares and 43,273,819 shares as of December 31, 2015 and 2014, respectively	44	42
Additional paid-in capital	331,068	296,527
Accumulated other comprehensive income (loss)	18	(145)
Accumulated deficit	(278,840)	(217,592)

Total stockholders' equity	52,290	78,832

Total liabilities, redeemable common stock and stockholders' equity	$176,102	$205,919

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Distribution and commercialization agreement	$69,706	$7,550	$—
Research contracts	12,649	13,136	17,228

Total revenues	82,355	20,686	17,228
Operating expenses (income):
Cost of goods sold	4,021	797	—
Research and development	73,857	72,493	46,561
Selling, general and administrative	60,853	31,392	20,650
Trademark agreement	—	6,800	—
Litigation settlement gain	—	—	(142,500)

Total operating expenses (income)	138,731	111,482	(75,289)

Income (loss) from operations	(56,376)	(90,796)	92,517
Interest income	647	320	55
Interest expense	(5,539)	(4,707)	(4,149)
Gain (loss) on early extinguishment of debt	20	(2,221)	(1,381)
Other expense	—	—	(571)

Income (loss) before provision for (benefit from) income taxes	(61,248)	(97,404)	86,471
Provision for (benefit from) income taxes	—	(10,258)	1,706

Net income (loss)	$(61,248)	$(87,146)	$84,765

Net income (loss) per share:
Basic	$(1.39)	$(2.06)	$2.16
Diluted	$(1.39)	$(2.06)	$2.10
Weighted-average number of shares and equivalent shares:
Basic	43,946,428	42,243,529	39,178,289
Diluted	43,946,428	42,243,529	40,320,187

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(61,248)	$(87,146)	$84,765
Change in unrealized gain (loss) on investments	163	(143)	(5)

Comprehensive income (loss)	$(61,085)	$(87,289)	$84,760

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Common Stock and Stockholders' Equity

(In Thousands, Except Share Data)

	Redeemable Common Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	35,590,645	$36	$219,983	$3	$(215,211)	$4,811
Issuance of common stock pursuant to common stock offerings, net of issuance costs	—	—	3,599,373	4	21,325	—	—	21,329
Issuance of common stock upon exercise of stock options	—	—	686,302	1	2,369	—	—	2,370
Issuance of common stock under employee stock purchase plan	—	—	95,373	—	336	—	—	336
Issuance of common stock in an at-the-market offering, net of issuance costs	—	—	401,500	—	1,278	—	—	1,278
Issuance of redeemable common stock in a private offering, net of issuance costs	809,061	4,952	—	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	361,995	—	—	—	—	—
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	242	—	—	242
Employee stock-based compensation expense	—	—	—	—	4,491	—	—	4,491
Issuance of warrants to purchase common stock	—	—	—	—	1,815	—	—	1,815
Net income	—	—	—	—	—	—	84,765	84,765
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	(5)	—	(5)

Balance as of December 31, 2013	809,061	4,952	40,735,188	41	251,839	(2)	(130,446)	121,432
Issuance of common stock upon exercise of stock options	—	—	1,362,418	1	9,399	—	—	9,400
Issuance of common stock under employee stock purchase plan	—	—	88,719	—	384	—	—	384
Issuance of common stock upon vesting of restricted stock units	—	—	50,000	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	228,433	—	—	—	—	—
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	901	—	—	901
Employee stock-based compensation expense	—	—	—	—	14,228	—	—	14,228
Equity component of convertible senior notes issued, net of issuance costs and tax	—	—	—	—	19,776	—	—	19,776
Net loss	—	—	—	—	—	—	(87,146)	(87,146)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	(143)	—	(143)

Balance as of December 31, 2014	809,061	4,952	42,464,758	42	296,527	(145)	(217,592)	78,832
Reclassification of redeemable common stock to common stock	(800,970)	(4,903)	800,970	1	4,902	—	—	4,903
Issuance of common stock upon exercise of stock options	—	—	1,247,040	1	10,166	—	—	10,167
Issuance of common stock under employee stock purchase plan	—	—	78,645	—	776	—	—	776
Issuance of common stock upon vesting of restricted stock units	—	—	129,668	—	—	—	—	—
Issuance of common stock from cashless exercise of common stock warrants	—	—	30,368	—	—	—	—	—
Stock-based compensation expense on options issued to nonemployee advisors	—	—	—	—	1,896	—	—	1,896
Employee stock-based compensation expense	—	—	—	—	16,585	—	—	16,585
Reacquisition of equity component of convertible senior notes	—	—	—	—	(1,107)	—	—	(1,107)
Fair value of common stock issued upon conversion of convertible senior notes	—	—	11,239	—	1,323	—	—	1,323
Net loss	—	—	—	—	—	—	(61,248)	(61,248)
Change in unrealized gain/loss on available for sale securities	—	—	—	—	—	163	—	163

Balance as of December 31, 2015	8,091	$49	44,762,688	$44	$331,068	$18	$(278,840)	$52,290

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(61,248)	$(87,146)	$84,765
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	629	499	507
Accretion and amortization of debt discount and debt issuance costs	3,731	1,534	822
Stock-based compensation	18,481	15,024	4,733
Amortization of premium on investments	1,220	1,238	321
Accrual of final payment on notes payable	—	—	318
(Gain) loss on early extinguishment of debt	(20)	2,221	1,381
Deferred income tax benefit	—	(10,258)	—
Changes in assets and liabilities:
Contract receivables	(12,593)	(4,384)	(121)
Inventory	(407)	(2,414)	—
Prepaid expenses and other current assets	(2,160)	(2,231)	412
Other assets	(1,564)	—	(27)
Accounts payable	758	(188)	1,689
Accrued liabilities	2,022	8,656	(1,159)
Income taxes payable	—	(1,706)	1,706
Other current liabilities	(1,156)	1,156	—
Deferred revenue	(3,664)	38,944	(5,648)
Deferred rent	(301)	(269)	582

Net cash (used in) provided by operating activities	(56,272)	(39,324)	90,281
Investing activities
Transfers from (to) restricted investments, net	911	903	(4,432)
Purchases of investments	(167,697)	(243,483)	(67,196)
Maturities of investments	250,612	117,615	54,621
Purchases of property and equipment	(811)	(683)	(450)

Net cash provided by (used in) investing activities	83,015	(125,648)	(17,457)
Financing activities
Proceeds from the sale of redeemable common stock, net of issuance costs	—	—	4,952
Proceeds from the sale of common stock, net of issuance costs	—	—	22,607
Proceeds from employee stock plan purchases and the exercise of stock options by employees and nonemployee advisors	10,943	9,784	2,706
Proceeds from the issuance of convertible senior notes	—	90,500	—
Proceeds from the issuance of notes payable	—	—	30,000
Principal payments on notes payable	—	(30,000)	(25,716)
Final payment on notes payable	—	—	(1,650)
Payment of financing fee, prepayment penalty and debt issuance costs	—	(4,076)	(1,303)

Net cash provided by financing activities	10,943	66,208	31,596

Net increase (decrease) in cash and cash equivalents	37,686	(98,764)	104,420
Cash and cash equivalents at beginning of year	15,991	114,755	10,335

Cash and cash equivalents at end of year	$53,677	$15,991	$114,755

Supplemental disclosure of cash flow information
Cash paid for interest, including final payment on notes payable and payment of prepayment penalty	$1,801	$3,697	$4,736

Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$475	—	—

Conversion of convertible senior notes to common stock	$216	—	—

Fair value of warrants to purchase common stock issued in connection with notes payable	—	—	$1,815

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. The Company

Nature of Operation

        Anacor Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company's first approved product, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration ("FDA") in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, "Sandoz"), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. The Company's lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 ("PDE-4") inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In January 2016, the Company submitted to the FDA a New Drug Application ("NDA") seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis. Beyond KERYDIN and crisaborole, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company ("Lilly") for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the potential treatment of human African trypanosomiasis. The third compound is licensed to GlaxoSmithKline LLC ("GSK") for the potential treatment of tuberculosis ("TB"). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, compounds identified in the Company's next generation PDE-4 inhibitor and cytokine suppression programs and certain other wholly-owned investigational product development candidates.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical and clinical study accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of the Company's convertible debt, stock-based compensation and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        As of December 31, 2015, the Company elected to early adopt an accounting standards update ("ASU") that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (see "Accounting Pronouncements Adopted" below). The adoption of this ASU resulted in the retrospective reduction of $0.3 million in prepaid expenses and other current assets, $1.9 million in other assets (non-current) and $2.2 million in convertible senior notes, net, as of December 31, 2014. The impact of the Company's adoption of this ASU on the prior period consolidated balance sheet was as follows (in thousands):

	December 31, 2014
	As Previously Reported	Impact of Adoption of ASU	As Reclassified
Prepaid expenses and other current assets	$4,618	$(270)	$4,348
Other assets (non-current)	$1,988	$(1,920)	$68
Convertible senior notes, net	$59,969	$(2,190)	$57,779

        As of December 31, 2015, the Company elected to early adopt an ASU to simplify the presentation of deferred income taxes (see "Accounting Pronouncements Adopted" below). This ASU requires deferred tax liabilities and assets to be classified as non-current in the consolidated balance sheets. The adoption of this ASU resulted in the retrospective reclassification of $0.9 million from deferred tax liability, net (current) to deferred tax liability, net, non-current as of December 31, 2014, which was offset in full by $0.9 million of deferred tax assets, net, non-current as of December 31, 2014. The impact of Company's adoption of this ASU and the offset of the deferred tax assets and liabilities on the prior period consolidated balance sheet were as follows (in thousands):

	December 31, 2014
	As Previously Reported	Impact of Adoption of ASU	Offset of Deferred Tax Assets and Liabilities	As Reclassified
Deferred tax assets, net, non-current	$938	$—	$(938)	$—
Deferred tax liability, net (current)	$938	$(938)	$—	$—
Deferred tax liability, net, non-current	$—	$938	$(938)	$—

        In addition to the retrospective adoption of the two ASUs above, certain prior year amounts have been reclassified from other expense to interest expense to conform to the current year presentation in the consolidated statements of operations. Such reclassifications for the years ended December 31, 2014 and 2013 were not considered material to the consolidated financial statements.

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

        Under certain of its facility lease agreements, the Company is required to deliver letters of credit securing the performance of its obligations thereunder. As of both December 31, 2015 and 2014, these letters of credit were secured by approximately $0.2 million of long-term restricted investments.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, short-term restricted investments, contract receivables and accounts payable, approximate their fair value due to their short maturities. As of December 31, 2015 and 2014, the carrying value of the Company's 2.00% Convertible Senior Notes due 2021 (the "Convertible Senior Notes") differed from the fair value thereof. See Note 3 for additional information.

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

Credit Risk and Concentration Risk

        The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy, which allows for the purchase of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The Company's investment policy prohibits it from holding auction rate securities or derivative financial instruments. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, long-term investments and restricted investments. Substantially all the Company's cash, cash equivalents, short-term investments, long-term investments and restricted investments are held by financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. During the three years ended December 31, 2015, the Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments, long-term investments and restricted investments and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of December 31, 2015, the Company relied on Hovione FarmaCiencia SA ("Hovione") and DPT Laboratories, Ltd. ("DPT") for its requirements of active pharmaceutical ingredient ("API") and finished drug product for KERYDIN, respectively. While the Company actively monitors and manages its third-party manufacturers, any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments to the Company under the Sandoz Agreement (as defined in Note 9).

Customer Concentration

        For the year ended December 31, 2015, the Company's revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (including revenues from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments) (see Note 9). For the year ended December 31, 2014, the Company's revenues consisted primarily of distribution and commercialization agreement revenues under the Sandoz Agreement (including revenues from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments) (see Note 9), research contracts revenue from a research agreement with The Bill & Melinda Gates Foundation (the "Gates Foundation") and research contracts revenue from a contract with the United States Department of Defense, Defense Threat Reduction Agency ("DTRA"). The Company and Medicis Pharmaceutical Corporation ("Medicis") terminated a research and development option and license agreement between the parties in 2013 and, upon termination, the Company recognized deferred revenue remaining under the agreement (see Notes 9 and 14), which resulted in revenue from Medicis of more than 10% of revenue in the year ended December 31, 2013.

        The following table shows the percentage of revenues attributable to agreements with counterparties that accounted for 10% or more of total revenues in the specified periods:

	Year Ended December 31,
	2015	2014	2013
Sandoz	85%	36%	—
Gates Foundation	*	30%	26%
DTRA	*	16%	*
Lilly	—	*	24%
Medicis	—	—	28%

*
less than 10% of total revenue

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Contract Receivables

        Contract receivables consisted of amounts due from the following counterparties (in thousands):

	December 31,
	2015	2014
Sandoz	$17,630	$4,028
DTRA	254	956
Other	417	724

Contract receivables	$18,301	$5,708

        The Company does not believe that the credit risks associated with such counterparties are significant. Based on historical experience, the Company did not record an allowance for doubtful accounts as of December 31, 2015 and 2014.

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

Revenue Recognition

        The Company's distribution and commercialization agreement revenues comprise revenues under the Sandoz Agreement from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments. The Company's research contracts revenue is generated

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

primarily through research and development collaboration agreements, which, in addition to providing funding for research and development efforts, may include non-refundable, non-creditable upfront fees, payments for the achievement of specified development, regulatory and sales goals and royalties on product sales of licensed products.

        The Company recognizes revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services are performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

        Arrangements under which the Company grants another party distribution and commercialization rights to one of its products and that involve multiple other deliverables are evaluated based on the accounting guidance for multiple-element arrangements to determine whether any of the deliverables qualifies as a separate unit of accounting. If the Company determines that the deliverables do not have stand-alone value because each one of them has value only as it relates to maintaining and supporting the other party's distribution and commercialization rights, then all such deliverables are combined as a single unit of accounting, with consideration given to whether one deliverable is considered the predominant deliverable under the arrangement. Arrangement consideration is allocated between each unit of accounting with stand-alone value, based on its selling price, which will be determined based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available with revenues recognized based on the performance requirements of the related agreement. For such separate units of accounting, the allocated arrangement consideration will be recognized as services are performed or products have been delivered, when the fee is fixed or becomes determinable and when collection is reasonably assured. Upfront payments received under such agreements are recorded as deferred revenue in the consolidated balance sheets and are recognized as distribution and commercialization agreement revenue ratably over the contractual or estimated performance period that is consistent with the term of the Company's obligations under the agreement.

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

        For certain contingent payments under research and development arrangements, the Company recognizes revenue using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company's performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, management of the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. The Company has analyzed future contingent payments under existing research and development arrangements and determined that none meet the definition of milestone payments.

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

        Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured. As of December 31, 2015, the Company had not earned any royalty revenue from product sales.

Research and Development Expenses

        All research and development expenses, including those funded by third parties, are expensed as incurred. Research and development expenses include, but are not limited to, salaries, benefits, stock-based compensation, lab supplies, allocated overhead, fees for professional service providers and costs associated with product development efforts, including preclinical and clinical studies.

Preclinical and Clinical Study Accruals and Deferred Advance Payments

        The Company estimates preclinical and clinical study expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct these activities on its behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company underestimates or overestimates the level of services performed or the costs of these services, the actual expenses could differ from estimates. If the Company later determines that it no longer expects the services associated with a deferred non-refundable advance payment to be rendered, the deferred advance payment will be charged to expense in the period that such determination is made.

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

Stock-Based Compensation

        During the three years ended December 31, 2015, the Company has granted time-based stock options, market-based performance stock options ("PSOs"), time-based restricted stock units ("RSUs"), market-based performance restricted stock units ("PRSUs") and performance-based PRSUs. Employee stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period) for time-based awards or over the applicable requisite service period for market-based PSO and PRSU awards. Stock-based compensation expense is allocated among cost of goods sold, research and

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. Time-based stock option and RSU awards granted to the Company's nonemployee directors for their board-related services are included in employee stock-based compensation in accordance with current accounting standards. The Company uses the Black-Scholes option-pricing model to estimate the fair value of time-based stock option awards and uses the straight-line (single-option) method for expense attribution. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based PSO and PRSU awards. Time-based RSU awards are valued based on the closing price of the Company's common stock on the date of grant. The Company estimates forfeitures and recognizes expense only for those shares expected to vest.

        The Company accounts for stock options issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The fair values of the options granted to nonemployees are remeasured as such awards vest. As a result, the noncash charge to operations for nonemployee options that vest in any given reporting period is affected by changes in the fair value of the Company's common stock during that period. The fair value of performance-based PRSU awards granted to nonemployees is determined based on the closing price of the Company's common stock on the measurement date, which is the earlier of the performance commitment date or the date at which the counterparty performance is complete, and the noncash charge to operations is recognized when the performance goal is achieved.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

        The Company periodically evaluates the prospects of it generating future taxable income based on its history of taxable income or losses and its projections for the foreseeable future. Based on such evaluations, the Company makes a determination as to whether it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future and, if so, the Company records a valuation allowance to reduce deferred tax assets to the amounts expected to be realized. The Company will maintain full valuation allowances until there is sufficient evidence to support the reversal of all or a portion of the valuation allowances, except to the extent that it expects to generate taxable income in the future from the reversal of the deferred tax liability it recognized in 2014 in connection with the issuance of the Convertible Senior Notes (see Notes 7 and 13).

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

        The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) per share
Numerator:
Net income (loss)	$(61,248)	$(87,146)	$84,765

Denominator:
Weighted-average number of shares—basic	43,946,428	42,243,529	39,178,289
Dilutive effect of stock options and restricted stock units	—	—	956,397
Dilutive effect of warrants to purchase stock	—	—	185,501

Weighted-average number of shares—diluted	43,946,428	42,243,529	40,320,187

Net income (loss) per share
Basic	$(1.39)	$(2.06)	$2.16
Diluted	$(1.39)	$(2.06)	$2.10
Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Stock options and restricted stock units	4,441,441	5,108,659	1,853,547
Shares issuable upon conversion of Convertible Senior Notes	2,903,413	2,914,652	—
Warrants to purchase common stock	—	40,623	40,623

	7,344,854	8,063,934	1,894,170

Accounting Pronouncements Adopted

        As of December 31, 2015, the Company elected to early adopt an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective application. The ASU is limited to the presentation of debt issuance costs applied retrospectively to all prior periods presented in the consolidated financial statements and did not affect the recognition and measurement of debt issuance costs. The adoption of this ASU resulted

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

in the retrospective reduction of $0.3 million in prepaid expenses and other current assets, $1.9 million in other assets (non-current) and $2.2 million in convertible senior notes, net, as of December 31, 2014 (see "Reclassifications" above).

        In November 2015, the Financial Accounting Standards Board ("FASB") issued an ASU to simplify the presentation of deferred income taxes. This ASU requires deferred tax liabilities and assets to be classified as non-current in the consolidated financial statements. The adoption of this ASU is either retrospective to each prior period presented or prospective. The Company elected to early adopt this ASU as of December 31, 2015 and retrospectively applied this ASU to all periods presented. The adoption of this ASU resulted in the retrospective reclassification of $0.9 million from deferred tax liability, net (current) to deferred tax liability, net, non-current as of December 31, 2014, which was offset in full by $0.9 million of deferred tax assets, net, non-current as of December 31, 2014 (see "Reclassifications" above).

Recent Accounting Pronouncements

        In January 2016, the FASB issued an ASU related to the recognition and measurement of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

        In July 2015, the FASB issued an ASU to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The ASU becomes effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

        In August 2014, the FASB issued an ASU that provides guidance for the evaluation of an entity's ability to continue as a going concern. The ASU establishes management's responsibility for evaluating whether there is substantial doubt about an entity's ability to continue as a going concern in connection with the preparation of consolidated financial statements for each annual and interim reporting period. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The ASU also requires certain footnote disclosures about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

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

        The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

December 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$24,775	$—	$—	$24,775
Federal agency securities	Level 2	14,897	1	(1)	14,897
Commercial paper	Level 2	48,391	70	—	48,461
Corporate debt securities	Level 2	55,668	—	(52)	55,616

Total available for sale securities		$143,731	$71	$(53)	$143,749

Classified as:
Cash and cash equivalents					$53,235
Short-term investments					87,945
Restricted investments, short-term					739
Long-term investments					—
Restricted investments, long-term					1,830

Total available for sale securities					$143,749

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$13,231	$—	$—	$13,231
Federal agency securities	Level 2	57,625	6	(40)	57,591
Commercial paper	Level 2	25,501	46	—	25,547
Corporate debt securities	Level 2	93,941	—	(157)	93,784

Total available for sale securities		$190,298	$52	$(197)	$190,153

Classified as:
Cash and cash equivalents					$14,731
Short-term investments					130,012
Restricted investments, short-term					1,723
Long-term investments					41,905
Restricted investments, long-term					1,782

Total available for sale securities					$190,153

        Investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Classification of short-term investments, short-term restricted investments, long-term investments and long-term restricted investments is initially based on the contractual maturity at the date of purchase and is reevaluated at each balance sheet date. Long-term investments and long-term restricted investments held as of December 31, 2015 and 2014 had contractual maturities at the date of purchase of more than one year but equal to or less than two years. The Company does not currently intend to sell any of the securities it holds before maturity and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the three years ended December 31, 2015.

        As of December 31, 2015, no unrealized losses on available for sale investments were attributed to credit risk and all unrealized losses on available for sale investments were considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position as of December 31, 2015 will be held until maturity and that the Company will recover the cost basis of such investments. For the three years ended December 31, 2015, the Company did not record any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

  •
  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements (Continued)

    derived valuations whose significant inputs are observable for substantially the full term of the assets or liabilities; and

  •
  Level 3—Unobservable inputs that reflect the reporting entity's estimate of assumptions that market participants would use in pricing the asset or liability.

        During the years ended December 31, 2015 and December 31, 2014, there were no transfers between Level 1 and Level 2 financial assets. As of December 31, 2015 and 2014, the Company utilized the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable instruments. The fair values of the money market fund (Level 1) were based on quoted market prices in an active market. Federal agency securities, commercial paper and corporate debt securities (Level 2) were valued using third-party pricing sources that apply applicable inputs and other relevant data, such as quoted prices, interest rates and yield curves, into their models to estimate fair value.

Convertible Senior Notes

        The fair value of the Company's Convertible Senior Notes was determined using Level 2 inputs based on the quoted market value thereof (see Note 7). As of December 31, 2015, the Company elected to early adopt an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (see Note 2).

        The following table summarizes the carrying amount and fair value of the Convertible Senior Notes (in thousands):

	December 31, 2015		December 31, 2014
	Net Carrying Amount of Liability Component	Fair Value	Net Carrying Amount of Liability Component	Fair Value
Convertible senior notes, net	$61,276	$330,663	$57,779	$112,592

4. Inventory

        The Company obtained FDA approval of KERYDIN in July 2014 and began to capitalize inventory costs on the consolidated balance sheet during that month. As of December 31, 2015 and 2014, all inventories were related to KERYDIN drug product.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Inventory (Continued)

        Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Work in progress	2,543	1,867
Finished goods	382	651

Total inventory	$2,925	$2,518

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Equipment	$4,695	$3,982
Furniture and fixtures	248	233
Computer equipment and software	2,322	1,773
Leasehold improvements	1,415	1,415

	8,680	7,403
Less: accumulated depreciation and amortization	(6,382)	(5,761)

Property and equipment, net	$2,298	$1,642

6. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation	$6,395	$5,065
Accrued preclinical and clinical study costs	7,219	7,743
Other accrued liabilities	5,491	4,279

Accrued liabilities	$19,105	$17,087

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

        The Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the "Indenture"), by and between the Company and Wells Fargo Bank, National Association, as trustee. The Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances: (i) during any fiscal quarter commencing after December 31, 2014, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events described in the Indenture; or (iv) if the Company calls the Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As described in clause (i) above, holders may convert their Convertible Senior Notes during the quarter ending March 31, 2016. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination thereof (with the form of consideration at the Company's election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company's common stock), which represents approximately 2,903,413 shares of common stock, based on the $90.2 million aggregate principal amount of Convertible Senior Notes outstanding as of December 31, 2015. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to purchase for cash all or part of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of Convertible Senior Notes and, as of December 31, 2015, the Company had an aggregate of 3,919,604 shares of common stock reserved for issuance upon conversion of the Convertible Senior Notes. The Convertible Senior Notes will not be redeemable at the Company's option prior to October 15, 2018. On or after October 15, 2018, the Convertible Senior Notes will be redeemable at the Company's option if the last reported sale price of the Company's common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the Convertible Senior Notes. The Indenture provides for customary events of default. The if-converted value of the Convertible Senior Notes exceeded their principal amount by $237.8 million as of December 31, 2015 because the closing market price of the Company's common stock on such date of $112.97 per share exceeded the implicit conversion price of $31.05 per share.

        During the year ended December 31, 2015, $0.3 million aggregate principal amount of Convertible Senior Notes was converted at the election of the holders thereof. The Company elected to settle such conversions by delivery of shares of the Company's common stock and issued an aggregate of 11,239 shares with an estimated fair value of $1.3 million, based on the closing market price of the Company's common stock on the conversion date. The Company allocated $1.1 million of the fair value of the issued shares to the reacquisition of the equity component of such converted notes and recorded a gain of approximately $20,000 on the extinguishment of the debt component of such converted notes, which is included in gain (loss) on early extinguishment of debt in the consolidated statements of operations.

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

        The Convertible Senior Notes are accounted for in accordance with FASB Accounting Standards Codification ("ASC") Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The fair value of the liability component of the Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. This fair value was estimated using a binomial lattice to model future changes in the Company's stock price and a convertible instrument lattice to determine the potential future values for the equity component and the liability component of the Convertible Senior Notes. Inputs to these models included volatility of 45%, an implied credit spread of 6.88%, a risk-free interest rate of 1.99% and a discount rate of 8.87%. The annual effective

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

interest rate on the liability component of the Convertible Senior Notes was 8.57% as of December 31, 2015.

        Under current accounting guidance, the Company bifurcated the conversion option of the Convertible Senior Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the Convertible Senior Notes. Total issuance costs of $3.4 million related to the Convertible Senior Notes were allocated between debt and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. As of December 31, 2015, the Company's debt issuance costs for legal fees and other debt-related expenses related to the liability component are classified as a direct deduction from the carrying value of the debt liability reflected in the convertible senior notes, net in the consolidated balance sheets (see Note 2). At the date of issuance, the carrying value of the equity component was $30.0 million, net of $1.2 million of debt issuance costs allocated to the equity component of the Convertible Senior Notes.

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

        As of December 31, 2015, the Company elected to early adopt an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (see Note 2).

        The following table summarizes information about the equity and liability components of the Convertible Senior Notes as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Amount of Liability Component
Convertible senior notes	$18,670	$61,276	$28,875

	December 31, 2014
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Amount of Liability Component
Convertible senior notes	$19,776	$57,779	$32,721

(1)
Net of the equity component of debt issuance costs and deferred income taxes.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

        The following table presents the components of interest expense for the three years ended December 31, 2015 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest on outstanding indebtedness(1)	$1,808	$3,173	$3,326
Accretion/amortization of debt discount	3,461	1,344	725
Amortization of debt issuance costs	270	190	98

Total interest expense	$5,539	$4,707	$4,149

(1)
Contractual coupon interest related to the Convertible Senior Notes was $1.8 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

        Interest expense for the year ended December 31, 2015 was related entirely to the Convertible Senior Notes. Interest expense for the year ended December 31, 2014 was related to both the Convertible Senior Notes and the Company's indebtedness under the Hercules Loan Agreement. Interest expense for the year ended December 31, 2013 was related to both the Company's indebtedness under the Hercules Loan Agreement and the Company's indebtedness under the Oxford/Horizon Loan Agreement (as defined below). The remaining unamortized debt discount and unamortized debt issuance costs related to the Convertible Senior Notes of $28.9 million as of December 31, 2015 will be accreted over the remaining term of the Convertible Senior Notes, which is approximately 5.8 years.

        Future payments on the Convertible Senior Notes as of December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$1,803
2017	1,803
2018	1,803
2019	1,803
2020	1,803
Thereafter	91,954

Total minimum payments	100,969
Less amount representing interest	(10,818)

Convertible senior notes, gross	90,151
Unamortized debt discount on convertible senior notes	(26,962)
Unamortized debt issuance costs on convertible senior notes	(1,913)

Convertible senior notes, net	$61,276

        In accordance with ASC 260, Earnings Per Share, the issuance of the Convertible Senior Notes requires the use of the "if-converted" basis when calculating the Company's diluted net income (loss) per share. Net income (loss) is adjusted to exclude, or add-back, all Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

adjusted using the conversion rate as if the Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company's common stock), which represents approximately 2,903,413 shares of common stock based on the $90.2 million aggregate principal of Convertible Senior Notes outstanding as of December 31, 2015. Such adjustments to net income (loss) and weighted average shares were not included in the computation of diluted net loss per share for the years ended December 31, 2015 and 2014 as the effect was anti-dilutive. See Note 2 for a computation of diluted net income (loss) per share.

Notes Payable

        On June 7, 2013, the Company entered into the Hercules Loan Agreement, which provided for term loans to the Company in an aggregate principal amount of up to $45.0 million in three tranches of $30.0 million, $10.0 million and $5.0 million. The Company borrowed the first $30.0 million tranche at the closing of the transaction, and used a portion of the proceeds thereof to repay in full its outstanding indebtedness under, and terminate, the Company's then-existing loan and security agreement (the "Oxford/Horizon Loan Agreement") with Oxford Finance LLC and Horizon Technology Finance Corporation. The Company elected not to draw the second tranche of $10.0 million, which was available to the Company from the closing date of the Hercules Loan Agreement until December 5, 2013. The Company also elected not to draw the third tranche of $5.0 million, which was available to the Company from the date of FDA approval of KERYDIN until August 6, 2014. In October 2014, the Company used approximately $30.8 million of the net proceeds from the sale of the Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, the Loan Agreement. The Company recorded a loss of approximately $2.2 million on the early extinguishment of its debt under the Hercules Loan Agreement, which consisted of the unamortized balances of the debt discount and deferred issuance costs, as well as a prepayment penalty (as described below). This loss is recorded as a loss on early extinguishment of debt in 2014 in the consolidated statements of operations.

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Convertible Senior Notes and Notes Payable (Continued)

        The interest on the loans outstanding under the Hercules Loan Agreement was calculated using the interest method with the debt issuance costs paid directly to Hercules (financing, amendment and legal fees) and the fair value of the Hercules Warrants treated as discounts on the debt. The Company's debt issuance costs for legal fees and other debt-related expenses were recorded as prepaid expenses and other current assets and as other assets in the consolidated balance sheet. The amortization of the debt discount and the debt issuance costs was recorded as a noncash interest expense in the consolidated statements of operations. The annual effective interest rate on amounts borrowed under the Hercules Loan Agreement, including the amortization of the debt discounts, ranged from 16.3% to 16.6% through the termination of the Hercules Loan Agreement in October 2014.

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

        The following table sets forth certain information regarding the Hercules Warrants.

Hercules Warrants(1)
Issuance date	June 2013
Warrants to purchase shares of common stock	528,375
Exercise price	$5.11
Expiration date	June 2018
Dividend yield	0%
Volatility	81%
Weighted-average expected life (in years)	5
Risk-free interest rate	1.1%

(1)
The Hercules Warrants were exercised on a cashless basis in December 2013 and converted into 361,995 shares of common stock.

8. Commitments and Contingencies

Operating Leases

        The Company leases a 36,960 square-foot building consisting of office and laboratory space in Palo Alto, California, which serves as its corporate headquarters. The lease term commenced in March 2008 and has scheduled annual rent increases through the current lease expiration of March 31, 2018. In May 2013, the Company and the landlord amended this lease to grant the landlord the right to terminate the lease early upon twelve months' written notice. As consideration for entering into the lease amendment, the Company received a rent credit of $0.7 million, which was applied to the monthly base rent under the lease commencing June 1, 2013 and continued for each successive month thereafter until the full amount of the rent credit was applied in November 2013.

        In addition to a $0.4 million allowance for tenant improvements originally provided by the landlord under the lease, the $0.7 million rent credit related to the lease amendment has been included in

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

deferred rent and is being amortized over the remaining term of the lease, on a straight-line basis, as a reduction to rent expense. As of December 31, 2015 and 2014, $0.9 million and $1.2 million, respectively, were included as deferred rent related to this lease in the consolidated balance sheet. The Company maintains a security deposit in connection with this lease in the form of a letter of credit in the amount of $0.1 million, which is collateralized by an equal amount of long-term restricted investments, and is responsible for certain operating expenses.

        The Company also leases a 15,300 square-foot building consisting of office and laboratory space in Palo Alto, California. The lease covering this property is currently scheduled to expire on December 31, 2016. The Company has one one-year option to extend the term of this lease through December 31, 2017 and one three-month option to extend the term of the lease through March 2018. This lease is cancelable by the Company by providing at least six months' prior written notice. The Company maintains a security deposit in connection with this lease in the form of a letter of credit in the amount of $0.1 million, which is collateralized by an equal amount of long-term restricted investments.

        Rent expense under all facility operating leases was $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred rent of $0.9 million, and $1.2 million as of December 31, 2015 and 2014, respectively, is included in the consolidated balance sheets and represents the difference between recorded rent expense and the cash payments related to the operating leases for the Company's leased facilities, plus the unamortized portion of tenant improvement allowances.

        As of December 31, 2015, future minimum cash payments under non-cancellable facility operating leases with initial lease terms in excess of one year are as follows (in thousands):

2016	2,030
2017	1,706
2018	430

Total future minimum lease payments	$4,166

Certain Other Obligations

        As of December 31, 2015, the Company had non-cancelable purchase obligations of $5.1 million payable in 2016 and $0.5 million payable in 2017 with the Company's third-party manufacturers.

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company has certain agreements with collaboration partners, contract research organizations and other counterparties with which it does business that contain indemnification provisions pursuant to which the Company may agree to indemnify the party against certain types of third-party claims. The Company accrues for known indemnification claims when a loss is probable and can be reasonably estimated. The Company would also accrue for estimated incurred but unidentified indemnification claims based on historical activity. There were no accruals for, or expenses related to, indemnification claims for any period presented.

Legal Proceedings

        In August 2015, a hedge fund (acting with affiliated parties and proceeding under the name of the Coalition for Affordable Drugs X LLC ("CFAD")) filed a total of three petitions with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office seeking to institute Inter Partes Review ("IPR") proceedings to invalidate the Company's Orange Book-listed U.S. Patents Nos. 7,582,621 (the "'621 Patent") and 7,767,657 (the "'657 Patent" and, together with the '621 Patent, the "KERYDIN Orange Book Patents") covering KERYDIN.

        In February 2016, the PTAB instituted IPR proceedings on these three petitions. In the IPR proceedings, CFAD will have the opportunity to challenge the validity of the claims in the KERYDIN Orange Book Patents before the PTAB. The Company expects that the PTAB will issue final decisions concerning the patentability of the claims in the KERYDIN Orange Book Patents within one year after the institution of the IPR proceedings, and either party may file an appeal of such decisions with the United States Court of Appeals for the Federal Circuit.

        The Company intends to vigorously defend the KERYDIN Orange Book Patents in the IPR proceedings. However, it is impossible to predict with certainty the outcome of such matters. The Company can offer no assurance as to whether the Company will be successful in its defense of some or all of the claims of the KERYDIN Orange Book Patents, or will be able to maintain exclusivity following the expiration of the expected U.S. regulatory exclusivity for KERYDIN. If CFAD is successful in the IPR proceedings, the Company's business, financial condition, results of operation and cash flows could be materially adversely affected. These matters are in their early stages, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these matters is not possible at this time.

        From time to time, the Company may also be involved in litigation relating to claims arising in the ordinary course of its business.

9. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

        In July 2014, the FDA approved the NDA for KERYDIN®. In July 2014, the Company entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States on an exclusive basis and is responsible for the selling and marketing of KERYDIN. In September 2014, PharmaDerm launched KERYDIN in the United States.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

        Pursuant to the Sandoz Agreement, the Company received two upfront payments totaling $40.0 million during the year ended December 31, 2014 and a product launch payment of $25.0 million in January 2015 (the "Launch Payment").

        Under the Sandoz Agreement, the Company is entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, the Company was entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as the Company effectively received its 50% share of the first $50.0 million of gross profits as a result of the $25.0 million Launch Payment received in January 2015.

        In June 2015, the Company entered into an Amendment (the "Sandoz Amendment") to the Company's Distribution and Commercialization Agreement with Sandoz (together, the "Sandoz Agreement"). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) the Company agreed to contribute a total of $20.0 million to Sandoz (the "Anacor Contribution") to pay for certain specified expenses, primarily focused on consumer-directed commercialization activities. The Company agreed to make the Anacor Contribution in three installments, with $5.0 million, $7.5 million and $7.5 million thereof payable on or prior to June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The Company paid the three installments of the Anacor Contribution during the year ended December 31, 2015.

        The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which the Company is entitled under the Sandoz Agreement for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to the Company for 2017 of $65.0 million and (iii) reduced the price associated with the Company's option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. The Company is not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017.

        Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical studies required by the FDA with respect to KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution in 2015, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement has an initial term of 5 years and is subject to automatic 5-year renewal terms, unless earlier terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement: (i) for convenience upon 180 days' prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, or (ii) in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

        The Company evaluated the Sandoz Agreement under the accounting guidance for multiple-element arrangements and identified the following deliverables: the exclusive distribution rights for KERYDIN within the United States, providing KERYDIN finished product to Sandoz at cost, maintaining regulatory approvals and related filings, reporting safety-related information to the FDA, conducting any post-approval clinical studies required by the FDA and participating in the joint steering committee. The Company determined that these deliverables do not have stand-alone value, because each one of them has value only if the Company meets its obligation to provide Sandoz with KERYDIN finished product to sell, which the Company deems to be the predominant deliverable under the Sandoz Agreement. The Company also determined that the level of effort required of the Company to meet its obligations under the Sandoz Agreement is not expected to vary significantly over the life of the Sandoz Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting.

        The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. As of December 31, 2015, the Company had current and long-term deferred revenue related to such upfront payments of $3.1 million and $32.4 million, respectively. In addition, as of December 31, 2014, the Company recorded $1.1 million of other current liabilities related to advance payments for KERYDIN finished product. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company's manufacturing costs (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company's contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company's contract manufacturer's facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company's gross profit sharing payments under the Sandoz Agreement have been, and are expected to continue to be, recorded in the same period as the related end-market sales. The Company recognizes gross profit sharing revenue under the Sandoz Agreement when the underlying gross profits are reliably measurable and reported to the Company by Sandoz. Sandoz has provided, and is expected to continue to provide, the gross profit reporting in the same quarter as the related end-market sales. The Launch Payment of $25.0 million was recognized in full, as gross profit sharing revenue, in the year ended December 31, 2015. As KERYDIN gross profits for 2015 exceeded the first $50.0 million to be retained by Sandoz during the quarter ended June 30, 2015, the Company began recognizing its 50% share of the excess over the first $50.0 million during such quarter based upon gross profits on sales of KERYDIN for the same period, as reported to the Company by Sandoz. The Company recognized gross profit sharing revenue of $60.5 million for the year ended December 31, 2015, which includes $25.0 million related to the Launch Payment as described above. The $65.0 million of cumulative minimum gross profit sharing payments for each of 2016 and 2017 will be recognized as Sandoz reports quarterly gross profits to the Company for each quarter in the applicable year, with any remaining amount recognized at the end of the applicable year. Should the Company's 50% share of KERYDIN gross profits for 2016 or 2017 exceed $65.0 million, the Company's 50% share of any excess gross profits for the applicable year will be recognized when reliably measurable and reported to the Company by Sandoz. The Company accounts for the expenses incurred in connection with the Sandoz Agreement, including the Anacor Contribution, based on the nature of those expenses. The Company recorded the Anacor Contribution when the associated expenses were incurred by Sandoz, as reported to the Company by Sandoz. For the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

year ended December 31, 2015, the Company recorded the full amount of the Anacor Contribution as selling, general and administrative expenses in its consolidated statements of operations.

        Revenues recognized under the Sandoz Agreement were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$3,117	$1,416
Revenue from gross profit sharing	60,469	4,700
Revenue from product sales	6,120	1,434

Total distribution and commercialization agreement revenue	$69,706	$7,550

Gates Foundation

        In April 2013, the Company entered into a research agreement with the Gates Foundation to expand the Company's boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. Effective October 2014, the research agreement was amended to add an additional parasitic disease target, cryptosporidiosis (as amended, the "Gates Research Agreement"). Under the Gates Research Agreement, the Gates Foundation is obligated to pay the Company up to $18.3 million over a three-year research term (the "Research Funding") to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the "Library"). Now that the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the "Library Access Services") for the five-year period following the Library completion date (as determined under the Gates Research Agreement), unless earlier terminated pursuant to the terms of the Gates Research Agreement.

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

        Under the terms of the Gates Research Agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. The Company retains the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

specified developed countries. In addition, the Company would be obligated to pay the Gates Foundation royalties on specified license revenue received. The Gates Research Agreement will continue in effect until the later of five years from its effective date or the expiration of the Company's specified obligation to provide access to the Library. Either party may terminate the Gates Research Agreement for the other party's uncured material breach of the Gates Research Agreement.

        In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the "Stock Proceeds"). During the fourth quarter of 2015, the Gates Foundation sold 800,970 shares of such potentially redeemable common stock and, as a result, the Company no longer has any potential redemption obligation with respect to such shares. As of December 31, 2015, there were 8,091 shares of potentially redeemable common stock outstanding. The potential redemption amount of such potentially redeemable common stock is disclosed on the consolidated balance sheets (see Note 10). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the "Letter Agreement") that, among other things, restricts the Company's use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its December 31, 2015 and 2014 consolidated balance sheet, the Company classified $1.8 million and $1.8 million, respectively, of the Stock Proceeds as long-term restricted investments and $0.3 million and $1.1 million, respectively, of the Stock Proceeds, together with the unspent portion of the Advance Funds of approximately $0.5 million and $0.6 million, respectively, as short-term restricted investments.

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

        Through December 31, 2015, the Company has recognized total revenue of $15.9 million under the Gates Research Agreement. As of December 31, 2015, the Company has deferred revenue of $0.5 million related to the unspent Advance Funds and $0.1 million related to the Pre-Contract Reimbursements.

        Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research contracts revenue:
Amortization of Pre-Contract Reimbursements	$216	$266	$191
Reimbursement for research costs	5,000	5,992	4,274

Total research contracts revenue	$5,216	$6,258	$4,465

United States Department of Defense, Defense Threat Reduction Agency

        In October 2013, the Company entered into a research agreement with DTRA to design and discover new classes of systemic antibiotics. The work was funded by an award from DTRA's R&D Innovation and Systems Engineering Office. The award consisted of (i) $2.9 million of research funding for the eleven month period through September 15, 2014 and (ii) $5.0 million of research funding for a research extension period, which was originally scheduled to end on September 15, 2015 but was extended to November 30, 2015. In November 2015, DTRA informed the Company that it would not exercise its remaining option under the research agreement to fund the research for a subsequent extension period.

        Revenues recognized under the DTRA research agreement were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research contracts revenue:
Research and development funding	$3,999	$3,364	$508

Total research contracts revenue	$3,999	$3,364	$508

Eli Lilly and Company

        In August 2010, the Company entered into a research, license and commercialization agreement with Lilly (the "Lilly Agreement") to develop new products for a variety of animal health indications. The Company received an upfront payment of $3.5 million in September 2010, which it had been

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

recognizing over the expected four-year research term on a straight-line basis. In January 2014, Lilly notified the Company of the termination of the research term of the Lilly Agreement effective April 2014, which was approximately five months earlier than estimated at the inception of the Lilly Agreement. The remainder of the Lilly Agreement, including provisions related to potential future payments and royalties owed to the Company, remains in effect and Lilly retained its exclusive rights to the development of a compound it licensed from the Company (as described further below).

        In 2012, Lilly licensed a development compound from the Company for the potential treatment of an animal health indication and is responsible for all further development and commercialization of this compound. The Company is eligible to receive additional payments upon Lilly's achievement of specified development and regulatory events with respect to this compound, as well as tiered royalties, escalating from percentages in the high single digits to in-the-tens, on any future sales. The Company's royalty rights continue through the later of expiration of its patent rights or six years from the first commercial sale on a country-by-country basis. The Company has determined that none of these contingent payments are substantive milestones. To date, no products have been approved and therefore no royalties have been earned under this Lilly Agreement. As of December 31, 2015, the Company has no deferred revenue related to the upfront fee or research term funding.

        Revenues recognized under the Lilly Agreement were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research contracts revenue:
Amortization of upfront fee	$—	$480	$962
Milestone fee	—	—	—
Research funding	—	800	3,195

Total research contracts revenue	$—	$1,280	$4,157

GlaxoSmithKline

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

        Under the terms of the GSK Master Amendment, GSK retained sole responsibility for the further development and commercialization of AN3365. In October 2012, GSK advised the Company that it had discontinued further development of AN3365 and all rights to AN3365 reverted to the Company. If the Company chooses to further develop AN3365, it may be required to make certain milestone payments in an aggregate of up to $8.0 million to GSK if an NDA for AN3365 is approved by the FDA, and low single digit percentage royalty payments to GSK. The Company is currently considering its options for further development, if any, of this compound.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

        The GSK Master Amendment also added a new program for TB, pursuant to which GSK funded the Company's TB research activities up until candidate selection. GSK selected a compound that resulted from the TB program in September 2013, subsequently selected a number of back-up compounds and is responsible for all further development and commercialization with respect thereto. The selected compound is currently in preclinical development. The research period under the GSK Agreement has expired. The Company may receive contingent payments if certain regulatory events occur and/or if certain sales levels are achieved under the GSK Agreement, and may also receive royalties on sales of resulting products. As of December 31, 2015, the Company has no deferred revenue associated with the GSK collaboration.

        Revenues recognized under the GSK collaboration were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research contracts revenue:
Reimbursement for research and patent costs	$126	$202	$1,482

Total research contracts revenue	$126	$202	$1,482

Medicis

        In February 2011, the Company entered into a research and development option and license agreement with Medicis (the "Medicis Agreement"), pursuant to which the Company was primarily responsible during a defined research collaboration term for discovering and conducting early development of product development candidates that utilize the Company's proprietary boron chemistry platform. In November 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement and, in December 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. Medicis was acquired by Valeant Pharmaceuticals International, Inc. ("Valeant") in December 2012. In October 2013, as part of a settlement agreement related to arbitration on another unrelated matter, Valeant and the Company agreed, among other things, to settle the ongoing arbitration and litigation between the Company and Medicis. As part of the settlement agreement, the Medicis Agreement was terminated and all rights and intellectual property under the Medicis Agreement reverted back to the Company (see Note 14).

        Under the terms of the Medicis Agreement, the Company received a $7.0 million upfront payment from Medicis in February 2011, which the Company was recognizing on a straight-line basis over a six-year research term. As of December 31, 2012, the Company had deferred revenue of $4.8 million related to the upfront fee. During 2013, the Company did not perform any research and development activities under the Medicis Agreement as a result of the legal proceedings discussed above. Accordingly, the Company did not recognize any revenue associated with the Medicis Agreement in 2013 until the Company and Valeant entered into the settlement agreement in October 2013, terminating the Medicis Agreement. At that time, the Company recognized the remaining upfront fee of $4.8 million as research contracts revenue.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License, Research, Development, Distribution and Commercialization Agreements (Continued)

        Revenues recognized under the Medicis Agreement were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research contracts revenue:
Amortization of upfront fee	$—	$—	$4,792

Total research contracts revenue	$—	$—	$4,792

10. Redeemable Common Stock and Stockholders' Equity

Potentially Redeemable Common Stock

        In connection with the Gates Research Agreement (see Note 9), the Company entered into the Purchase Agreement pursuant to which the Company issued 809,061 shares of its common stock to the Gates Foundation at a purchase price of $6.18 per share in April 2013. Net proceeds to the Company from this offering were approximately $5.0 million, after deducting offering expenses of $48,000. In the event of certain uncured material breaches by the Company under the Gates Research Agreement (the "Triggering Events"), the Company may be obligated, among other remedies, to redeem for cash the Company's common stock purchased by the Gates Foundation in connection with the Gates Research Agreement or facilitate the purchase of such common stock by a third party. The Company concluded that certain of the Triggering Events are not solely within the control of the Company and, accordingly, classified the potentially redeemable common stock issued to the Gates Foundation outside of permanent equity in temporary equity. The 809,061 shares of common stock issued to the Gates Foundation were recorded as potentially redeemable common stock at an initial carrying amount equal to the net proceeds of approximately $5.0 million, which approximated their issuance date fair value. During the fourth quarter of 2015, the Gates Foundation sold 800,970 shares of such potentially redeemable common stock and, as a result, the Company no longer has any potential redemption obligation with respect to such shares. Accordingly, the carrying amount of approximately $4.9 million associated with such 800,970 shares was reclassified from redeemable common stock to common stock in the consolidated financial statements.

        The Company has determined that the 8,091 shares of potentially redeemable common stock outstanding as of December 31, 2015 are not currently redeemable and that none of the Triggering Events are currently probable. The carrying amount of such 8,091 shares is approximately $50,000 as of December 31, 2015. The redemption price per share would be the fair value per share of the Company's common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period.

        The potential redemption amounts of the 8,091 shares and 809,061 shares, respectively, of potentially redeemable common stock outstanding as of December 31, 2015 and 2014 were $0.9 million

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

and $26.1 million, respectively, based on the closing price of the Company's common stock at those dates.

Preferred Stock

        The Company has 10,000,000 shares of preferred stock authorized for issuance. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

Common Stock Offerings

        In January 2013, the Company entered into an equity distribution agreement (the "Wedbush Agreement") with Wedbush Securities Inc. ("Wedbush") with respect to the offer and sale by the Company, from time to time, of up to $25.0 million of the Company's common stock through Wedbush for resale. Wedbush was entitled to a commission, or a discount, as the case may be, equal to 2.0% of the gross sales proceeds of any common stock sold through Wedbush as agent under the Wedbush Agreement. The Company also agreed to reimburse Wedbush for certain expenses up to an aggregate of $150,000, of which $45,000 was incurred through December 31, 2013. During 2013, the Company sold 401,500 shares of the Company's common stock under the Wedbush Agreement for net proceeds to the Company of approximately $1.3 million, after deducting underwriting commissions and other offering costs, including aggregate commissions to Wedbush for such sales of approximately $27,000. In October 2014, the Company terminated the Wedbush Agreement. No shares were sold under the Wedbush Agreement during the year ended December 31, 2014.

        In May 2013, the Company issued and sold 3,599,373 shares of the Company's common stock, including 469,483 shares issued pursuant to the exercise of an overallotment option, in a registered public offering pursuant to an underwriting agreement with Cowen and Company, LLC, as representative of the several underwriters (the "Underwriters"). The price to the public in this offering was $6.39 per share, and the Underwriters purchased the shares from the Company at a price of $6.0066 per share. The net proceeds to the Company from this offering, including the exercise of the overallotment option by the Underwriters, were approximately $21.3 million, after deducting the underwriting discount of $1.4 million and other offering expenses of $0.3 million.

2010 Equity Incentive Plan

        In November 2010, the Company's board of directors adopted the Company's 2010 Equity Incentive Plan (as amended and approved by the Company's stockholders, the "2010 Plan"). The 2010 Plan provides for the grant of awards to employees, directors and consultants in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. Incentive stock options may be granted to employees and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than 100% of the fair market value of the common stock on the grant date. Stock options granted under the 2010 Plan expire no later than ten years after the date of grant.

        The number of shares of common stock available for issuance under the 2010 Plan automatically increases on January 1st of each year until (and including) January 1, 2021 by an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year (or such lesser amount as may be determined by the Company's board of directors). On January 1, 2016, 2015 and 2014, automatic increases of 1,789,270 shares, 1,730,952 shares

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

and 1,661,769 shares, respectively, were added to the 2010 Plan. The 2010 Plan provides for the issuance of common stock of the Company upon the exercise of stock options and the vesting of restricted stock units. The number of shares reserved for future issuance upon the exercise of stock options and vesting of restricted stock units outstanding under the 2010 Plan as of December 31, 2015 was 4,191,271 shares. In addition, as of December 31, 2015, the Company had 1,900,878 shares of common stock available for future grants under the 2010 Plan.

2001 Equity Incentive Plan

        In December 2001, the Company's board of directors and stockholders adopted the Company's 2001 Equity Incentive Plan (the "2001 Plan"). In connection with the Company's initial public offering (the "IPO"), the Company's board of directors determined not to grant any additional awards under the 2001 Plan. Any shares remaining available for issuance under the 2001 Plan as of the IPO became available for issuance under the 2010 Plan. All outstanding stock awards granted under the 2001 Plan remain subject to the terms of the 2001 Plan; however, shares underlying awards that expire, terminate or are forfeited prior to exercise or settlement of such shares become available for issuance under the 2010 Plan. Stock options granted under the 2001 Plan expire no later than ten years after the date of grant. The 2001 Plan provides for the issuance of common stock of the Company upon the exercise of stock options. As of December 31, 2015, there were 250,170 shares of common stock reserved for future issuance upon the exercise of outstanding stock options granted under the 2001 Plan.

2010 Employee Stock Purchase Plan

        In November 2010, the Company's board of directors adopted the 2010 Employee Stock Purchase Plan (as approved by the Company's stockholders, the "ESPP"). The number of shares of common stock available for issuance under the ESPP automatically increases on January 1st of each year until (and including) January 1, 2021 by the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year and (ii) 80,000 shares (or such lesser amount as may be determined by the Company's board of directors). On each of January 1, 2016, 2015 and 2014, automatic increases of 80,000 shares were added to the ESPP. The ESPP permits eligible employees to purchase common stock at a discount by contributing, normally through payroll deductions, up to 10% of their base compensation during defined offering periods, subject to certain limitations. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the first date of an offering period or 85% of the fair value of the common stock on the date of purchase. Through December 31, 2015, 404,218 shares of the Company's common stock had been purchased under the ESPP, which includes 78,645 shares of common stock purchased during the year ended December 31, 2015. As of December 31, 2015, there were 165,782 shares available for future issuance under the ESPP.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	3,912,182	$5.75	7.3	$2,045
Options granted	1,559,770	$7.42
Options exercised	(686,302)	$3.45		$7,037
Options canceled	(291,738)	$6.40

Balance as of December 31, 2013	4,493,912	$6.64	7.6	$45,575
Options granted	1,927,296	$18.50
Options exercised	(1,362,418)	$6.90		$7,037
Options forfeited	(341,131)	$12.81
Options expired	(6,000)	$5.76

Balance as of December 31, 2014	4,711,659	$10.97	7.5	$100,311
Options granted	679,319	$44.58
Options exercised	(1,247,040)	$8.15		$99,267
Options forfeited	(156,299)	$16.83

Balance as of December 31, 2015	3,987,639	$17.35	7.1	$381,330

As of December 31, 2015:
Options vested and expected to vest	3,927,086	$17.10	7.1	$376,530
Exercisable	2,293,670	$10.57	6.2	$234,864

        The aggregate intrinsic value of options outstanding as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the closing price of the Company's common stock on December 31, 2015 ($112.97), for the 3,966,739 options that had exercise prices that were lower than such closing price.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

        Outstanding stock options by exercise price as of December 31, 2015 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$3.69 - $6.74	589,928	6.0	$5.45	561,470	$5.45
$6.81 - $6.92	360,568	5.2	$6.92	359,501	$6.92
$6.96	620,999	7.2	$6.96	401,177	$6.96
$7.08 - $16.96	565,425	5.9	$10.98	423,639	$9.96
$17.08 - $17.75	589,172	8.0	$17.23	217,866	$17.21
$18.27 - $25.48	563,076	7.2	$21.32	293,699	$21.47
$31.75 - $117.71	698,471	9.1	$44.08	36,318	$45.19

	3,987,639	7.1	$17.35	2,293,670	$10.57

Time-Based Stock Options and ESPP Stock Purchase Rights—Employees and Nonemployee Directors

        Time-based stock options granted to employees typically vest over four years, with 25% of the shares subject to the award vesting in an initial annual installment following the applicable vesting commencement date and 1/48th of the shares subject to the award vesting each month thereafter. Time-based stock options granted to nonemployee directors typically vest over, in the case of (i) annual grants, one year, with 1/12th of the shares subject to the award vesting each month following the applicable vesting commencement date or (ii) new director grants, three years, with the shares subject to the award vesting in three equal annual installments following the applicable vesting commencement date. Stock option grants to employees and nonemployee directors are subject to (i) limitations on transferability, (ii) accelerated vesting in the event of certain terminations in connection with a change of control and (iii) until they vest, forfeiture if the grantee's service with the Company terminates prior to the release of the applicable vesting restrictions.

        The Company estimates the fair value of time-based stock options granted to employees and nonemployee directors on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards. Sufficient relevant historical data does not yet exist to support the volatility of the Company's common stock prices or the expected term of its time-based stock options. Therefore, the Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to determine a reasonable estimate of its expected volatility. In addition, the Company has opted to use the simplified method for estimating the expected term of time-based stock options granted to employees.

        The risk-free interest rate assumptions are based on U.S. Treasury Constant Maturities rates with durations similar to the expected term of the related awards. The expected dividend yield assumption is based on the Company's historic and expected absence of dividend payouts.

        The fair values (estimated at the date of grant) for time-based stock options granted to employees and nonemployee directors and the fair value of ESPP stock purchase rights issued in the years ended

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

December 31, 2015, 2014 and 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2015		2014		2013
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	67% - 72%	43% - 75%	93% - 95%	61% - 75%	78% - 84%	51% - 87%
Weighted-average expected life (in years)	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.5 - 2.0	5.3 - 6.1	0.5 - 2.0
Risk-free interest rate	1.4% - 1.9%	0.1% - 0.7%	1.5% - 2.0%	0.1% - 0.5%	0.9% - 1.9%	0.1% - 0.4%

        The weighted-average fair values of options granted to employees and the Company's nonemployee directors for the years ended December 31, 2015, 2014, and 2013 were $28.14, $13.84 and $5.20 per share, respectively. Based on the above assumptions used in the Black-Scholes valuation model for the ESPP, the weighted-average estimated fair values of employee stock purchase rights granted under the ESPP for the years ended December 31, 2015, 2014, and 2013 were $27.96, $7.47 and $2.00, respectively.

Restricted Stock Unit Activity

        The following table summarizes RSU and PRSU activity:

	RSUs		PRSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2013	—	—	—	—
Granted	397,000	$20.61	50,000	$17.87
Vested	—	—	(50,000)	$17.87
Canceled	—	—	—	—

Balance as of December 31, 2014	397,000	$20.61	—	—
Granted	139,839	$40.25	60,821	$18.10
Vested	(129,668)	$24.65	—	—
Canceled	(7,260)	$37.81	(6,930)	$12.62

Balance as of December 31, 2015	399,911	$25.86	53,891	$18.80

Restricted Stock Units, Performance Restricted Stock Units and Performance Stock Options—Employees and Nonemployee Directors

        Time-based RSUs granted to employees typically vest over four years, with the shares subject to the award vesting in four equal annual installments following the applicable vesting commencement date. Time-based RSUs granted to nonemployee directors typically vest, in the case of (i) annual grants, in full on the day preceding the date of the Company's next Annual Meeting of Stockholders following the applicable vesting commencement date or (ii) new director grants, three years, with the shares subject to the award vesting in three equal annual installments following the applicable vesting

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

commencement date. Market-based PRSUs and PSOs granted to employees typically vest based on the appreciation of the Company's common stock. Upon vesting of RSUs and PRSUs, the Company issues to the grantee one share of common stock for each such RSU or PRSU that vests. RSU, PRSU and PSO grants to employees and nonemployee directors are subject to (i) limitations on transferability, (ii) accelerated vesting in the event of certain terminations in connection with a change of control and (iii) until they vest, forfeiture if the grantee's service with the Company terminates prior to the release of the applicable vesting restrictions.

        Time-based RSU grants to employees and nonemployee directors are valued based on the closing price of the Company's common stock on the date of grant. The Company uses a Monte Carlo valuation method to estimate the fair value of market-based PRSU and PSO grants to employees.

        The weighted-average fair values for market-based PSOs and PRSUs granted to employees during the years ended December 31, 2015 and 2014 were determined using Monte Carlo simulation models incorporating the following weighted-average assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	PRSUs	PSOs	PRSUs
Number of PSOs or PRSUs granted	59,662	100,000	50,000
Exercise price	N/A	$21.21	N/A
Risk-free interest rate	0.5%	1.32%	1.32%
Volatility	54% - 67%	60.20%	60.20%
Dividends	—	—	—
Weighted-average fair value per share of PSOs or PRSUs granted	$18.45	$9.82	$17.87

        The Company will recognize the estimated expense of the market-based PRSUs granted to employees during the year ended December 31, 2015, as determined under the simulation models, over the applicable requisite service period for the awards. The total stock-based compensation expense of such PRSUs will not be affected by changes in the Company's stock price during the performance period. The Company recognized the total stock-based compensation expense for the market-based PSOs and PRSUs granted during the year ended December 31, 2014 over the applicable requisite service period of the awards during the year ended December 31, 2014.

Stock Options and Performance Restricted Stock Units—Nonemployee Advisors

        During 2015, 2014 and 2013, the Company granted to nonemployee advisors 1,408, 30,328 and 27,000 time-based options, respectively. During 2015, the Company granted 1,159 performance-based PRSUs to nonemployee advisors. Grants to nonemployee advisors do not include grants made to the Company's nonemployee directors for their board-related services. Stock-based compensation expense related to stock options and PRSUs granted to nonemployee advisors is recognized as the stock options or PRSUs vest. The stock-based compensation expense related to nonemployee advisors will fluctuate as the fair value of the Company's common stock fluctuates. The Company believes that the fair values of the stock options granted to nonemployee advisors are more reliably measurable than the fair values of the services received. The fair values of nonemployee advisor stock options granted for the three years ended December 31, 2015 were estimated using the Black-Scholes valuation model with the

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

following weighted-average assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date; risk-free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date; expected dividend yield of 0%; and an average volatility ranging from 72% to 97%. The Company has used the average historical volatilities of a peer group of publicly-traded companies within its industry to estimate volatility. The fair value of performance-based PRSUs granted to nonemployee advisors is calculated based on the closing price of the Company's common stock on the date that the shares vest, subject to the attainment of specified goals or events. As of December 31, 2015, the specified performance goal of the outstanding performance-based PRSUs was not attained and, as a result, there was no associated stock-based compensation expense recognized for the year ended December 31, 2015.

Stock-Based Compensation Expense

        The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014(1)	2013
Cost of goods sold	$150	$44	$—
Research and development	6,931	5,167	2,770
Selling, general and administrative	11,400	9,813	1,963

Total	$18,481	$15,024	$4,733

(1)
Includes $3.0 million of expense related to stock options held by the Company's prior chief executive officer, which were modified upon his resignation, including $2.9 million related to such modifications. See "Stock Option Modification" below.

        Employee stock-based compensation expense recognized for the three years ended December 31, 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As of December 31, 2015, the Company had $32.7 million and $0.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and outstanding ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.5 years and 0.9 years, respectively.

Stock Option Modification

        In connection with the resignation of the Company's prior chief executive officer in March 2014, the Company's board of directors approved an additional 18 months of vesting for his unvested stock options (223,542 stock options). These stock options would have otherwise expired upon termination. The Company's board of directors also approved the extension of the post-termination period for the exercise of his vested stock options from three months to six months. During the year ended December 31, 2014, the Company recorded stock-based compensation expense of $3.0 million related to stock options held by the Company's prior chief executive officer, including $2.9 million of expense

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Common Stock and Stockholders' Equity (Continued)

for the incremental value of the stock options vested and the extension of the post-termination exercise period.

11. Common Stock Warrants

        In connection with its debt financings prior to the IPO, the Company issued warrants to purchase convertible preferred stock, which automatically converted into common stock warrants in connection with the closing of the IPO. The Company also issued common stock warrants in connection with certain debt financings completed after the IPO, including the Hercules Warrants (see Note 7). The Company did not issue any warrants in the year ended December 31, 2015 and 2014. During the year ended December 31, 2015, 40,623 warrants with an exercise price of $16.936 per share were net exercised, resulting in the issuance of 30,368 shares of the Company's common stock. During the year ended December 31, 2014, 350,859 warrants with exercise prices per share ranging from $6.18 to $8.65 were net exercised, resulting in the issuance of 228,433 shares of the Company's common stock. During the year ended December 31, 2013, 528,375 warrants (comprising the Hercules Warrants) with an exercise price of $5.11 per share were net exercised, resulting in the issuance of 361,995 shares of the Company's common stock. As of December 31, 2015, there were no outstanding warrants to purchase the Company's common stock.

12. 401(k) Plan

        The Company sponsors a 401(k) Plan to which eligible employees may elect to contribute, on a pretax basis, subject to certain limitations. In 2015, the Company commenced contributing and allocating to each participant's account matching contributions equal to 100% of up to 3% of the participant's salary (or such lower limit as may be imposed by the Internal Revenue Service). The Company's total contributions were $0.4 million for the year ended December 31, 2015. The Company did not match any employee contributions prior to 2015.

13. Income Taxes

        The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$—	$—	$1,706
State	—	—	—
Deferred
Federal	—	(10,212)	—
State	—	(46)	—

	$—	$(10,258)	$1,706

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

        A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.2	—	(0.7)
Stock-based compensation	(1.2)	(0.7)	0.3
Research and development credits	6.1	2.1	(1.1)
Section 162(m) limitation	(3.1)	—	—
Change in valuation allowance	(40.6)	(24.4)	(28.9)
Other	1.6	(0.5)	(1.6)

	—%	10.5%	2.0%

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

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating losses	$79,273	$74,539
Federal and state research and development credit carryforwards	18,115	12,619
Federal alternative minimum tax credit carryforward	1,706	1,706
Deferred revenues	12,499	227
Stock-based compensation	5,237	4,222
Other	5,723	5,365

Total deferred tax assets	122,553	98,678
Valuation allowance	(113,100)	(88,251)

Net deferred tax assets	9,453	10,427
Deferred tax liabilities:
Convertible Senior Notes	(9,453)	(10,427)

Net deferred tax assets	$—	$—

        As of December 31, 2015, the Company elected to early adopt an ASU to simplify the presentation of deferred income taxes. As a result, the Company reclassified $0.9 million of deferred tax liabilities classified as current to non-current as of December 31, 2014 in the consolidated balance sheets to conform the prior year presentation to the current year presentation (see Note 2).

        With the exception of 2013, which was positively impacted by a significant amount of non-recurring income from the Company's settlement with Valeant, the Company has incurred tax losses in every year since its inception. Realization of net deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount (if any) of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2015 and 2014, except to the extent of the future taxable income that the Company expects to generate from the future reversal of the deferred tax liability recognized in connection with the issuance of the Convertible Senior Notes. The increase (decrease) in the valuation allowance on the deferred tax assets was $24.8 million, $23.8 million and $(25.0) million for 2015, 2014 and 2013, respectively.

        As of December 31, 2015, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $301.4 million and $255.8 million, respectively. These federal and California carryforwards will begin to expire in the years 2021 and 2016, respectively. The federal and California net operating loss carryforwards include approximately $99.8 million and $16.6 million, respectively, related to stock option deductions, the benefit of which will be credited to additional paid in capital in the year such losses are utilized. The Company also had federal research and development tax credit carryforwards of approximately $16.3 million, which expire beginning in 2024 if not utilized. In addition, California research and development tax credit carryforwards of approximately $9.6 million will carry over indefinitely.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating loss carryforwards after an ownership change (generally, a greater than 50% change in ownership). Typically, after a control change, a company cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these changes in ownership provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company determined that an ownership change, as defined by Internal Revenue Code Section 382, occurred in December 2010 and that there have been no other ownership changes from that date through December 31, 2015. The computed Section 382 Limitation that resulted from the 2010 ownership change is not expected to prevent the Company from utilizing its net operating losses prior to their expiration if the Company can generate sufficient taxable income to do so in the future.

        As of December 31, 2015 and 2014, the Company had approximately $11.2 million and $3.6 million, respectively, of unrecognized tax benefits, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

        The activity related to unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of the year	$3,581	$2,870
Additions based on tax positions related to current year	1,580	700
Additions for tax positions of prior years	6,053	11
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at the end of the year	$11,214	$3,581

        If applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2015, there has been no interest expense or penalties related to unrecognized tax benefits. The tax years 2001 through 2014 remain open to examination by one or more major taxing jurisdictions to which the Company is subject. There are no income tax examinations currently in progress.

14. Litigation Settlement Gain

        In October 2012, the Company provided notice to Valeant, successor in interest to Dow Pharmaceutical Sciences, Inc. ("DPS"), seeking to commence arbitration of a breach of contract dispute under a 2004 master services agreement between the Company and DPS. In October 2013, the arbitrator issued an interim final award in favor of the Company for $100.0 million in damages as well as all costs of the arbitration and reasonable attorney's fees. In November 2012, the Company filed an arbitration demand alleging breach of contract by Medicis under the Medicis Agreement and, in December 2012, Medicis filed a complaint for breach of the Medicis Agreement and a motion for preliminary injunction. Medicis was acquired by Valeant in December 2012.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Litigation Settlement Gain (Continued)

        In October 2013, the Company, Valeant and DPS entered into a settlement agreement pursuant to which Valeant agreed to pay the Company $142.5 million to settle all existing and future claims, including damages awarded in the October 2013 arbitration ruling, and all other disputes between the Company, Valeant and DPS related to the Company's intellectual property, confidential information and contractual rights. Under the settlement agreement, the Company agreed to provide Valeant a paid-up, irrevocable, non-exclusive, worldwide license to all patents that contain claims covering efinaconazole. In addition, the Company and Valeant agreed to withdraw all claims and complaints relating to arbitration or litigation in connection with the Medicis Agreement, to terminate the Medicis Agreement effective immediately and to cause all rights and intellectual property under the Medicis Agreement to revert to the Company (see Note 9). Valeant made the $142.5 million payment to the Company in November 2013.

        The Company evaluated the settlement agreement under the accounting guidance for multiple-element arrangements and identified the following key elements within the settlement agreement: the arbitrator's interim final award in favor of the Company for $100.0 million in damages, the Company's costs for the arbitration in the amount of $8.1 million, plus the irrevocable, non-exclusive, worldwide license to all the Company's patents that contain claims covering efinaconazole together with the Company's covenant not to pursue certain legal proceedings related to matters involving certain contracts with DPS or Valeant's patents covering efinaconazole amounting to the remaining $34.4 million. The settlement amount of $142.5 million was allocated to these elements. The Company also identified other elements of the settlement but concluded that they did not have any value.

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

15. Trademark Agreement

        In September 2014, the Company entered into a coexistence and release agreement relating to the Company's KERYDIN trademark (the "Trademark Agreement"). Pursuant to the Trademark Agreement, the parties thereto, among other things, acknowledged, on a worldwide basis, the respective rights of each party to certain trademarks, including KERYDIN in the case of the Company. In connection with the Trademark Agreement, the Company paid $6.8 million to an unaffiliated third party and such third party granted the Company, Sandoz and, among others, their respective representatives, manufacturers, distributors, suppliers, licensees, marketing partners and customers a full release from any claims by such third party relating to the use of the KERYDIN trademark.

Anacor Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

Selected Quarterly Data:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Distribution and commercialization agreement revenue	$12,069	$17,801	$21,144	$18,692
Total revenues	15,264	21,337	24,550	21,204
Cost of goods sold	754	680	591	1,996
Net loss	(12,961)	(13,196)	(16,177)	(18,914)
Basic and diluted net loss per share	(0.30)	(0.30)	(0.37)	(0.43)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Distribution and commercialization agreement revenue	$—	$—	$1,066	$6,484
Total revenues	4,158	2,931	3,955	9,642
Cost of goods sold	—	—	202	595
Net loss	(21,172)	(24,508)	(31,342)	(10,124)
Basic and diluted net loss per share	(0.51)	(0.58)	(0.74)	(0.24)

        Net loss per share amounts for the 2015 and 2014 quarters and full years have been computed separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted average shares outstanding during each quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (framework 2013) (COSO).

        Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management's assessment with our Audit Committee. Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anacor Pharmaceuticals, Inc.

        We have audited Anacor Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). Anacor Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Anacor Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Anacor Pharmaceuticals, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2016

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The remainder of the information required by this item is incorporated by reference to our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements
See Index to Consolidated Financial Statements under Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
2.	Financial Statement Schedules

Financial statement schedules have been omitted from this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the audited consolidated financial statements or accompanying notes.
3.	Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOR PHARMACEUTICALS, INC.
Date: February 29, 2016	By:	/s/ PAUL L. BERNS
		Name:	Paul L. Berns
		Title:	Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul L. Berns and Graeme Bell, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing required or necessary to be done in and about the premises, as fully and to all intents and purposes as the undersigned could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ PAUL L. BERNS Paul L. Berns	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ GRAEME BELL Graeme Bell	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDERS D. HOVE, M.D. Anders D. Hove, M.D.	Director
/s/ KEITH R. LEONARD, JR. Keith R. Leonard, Jr.	Director

Signature	Title

/s/ MARK LESCHLY Mark Leschly	Director
/s/ WILLIAM J. RIEFLIN William J. Rieflin	Director
/s/ LUCY SHAPIRO, PH.D. Lucy Shapiro, Ph.D.	Director
/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director

Exhibit Index

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation	Form 8-K	3.1	December 6, 2010

3.2		Amended and Restated Bylaws	Form S-1/A(1)	3.5	November 3, 2010

4.1		Form of Common Stock Certificate	Form S-1/A(1)	4.2	November 3, 2010

4.2		Common Stock Purchase Agreement, dated as of April 5, 2013, between the Registrant and The Bill & Melinda Gates Foundation	Form 8-K	4.1	April 8, 2013

4.3		Indenture, dated as of October 16, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee	Form 8-K	4.1	October 16, 2014

4.4		Registration Rights Agreement, dated as of October 16, 2014, by and among the Registrant and certain of its security holders	Form 8-K	4.3	October 16, 2014

10.1	#	Form of Indemnification Agreement for directors and officers of the Registrant	Form S-1/A(1)	10.1	November 12, 2010

10.2	#	Anacor Pharmaceuticals, Inc. 2001 Equity Incentive Plan, as amended, and forms of agreement thereunder	Form S-1(1)	10.2	September 10, 2010

10.3	#	Anacor Pharmaceuticals, Inc. 2010 Equity Incentive Plan, as amended	Form 8-K	10.3	May 26, 2011

10.4	#	Anacor Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan	Form S-1/A(1)	10.4	November 3, 2010

10.5	#	Anacor Pharmaceuticals, Inc. Employee Bonus Plan	Form S-1(1)	10.5	September 10, 2010

10.6	#	Form of Stock Option Grant Notice and Award Agreement	Form S-1/A(1)	10.3	November 3, 2010

10.7	#	Form of Change of Control and Severance Agreement for Executive Vice Presidents and Senior Vice Presidents of the Registrant, and amendment thereto	Form S-1(1)	10.19	September 10, 2010

10.8		Change of Control Agreement, effective October 25, 2006, between the Registrant and Lucy Shapiro, Ph.D.	Form S-1(1)	10.22	September 10, 2010

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.9		Lease, dated as of October 16, 2002, between the Registrant and Balzer Family Investments, L.P. (formerly HDP Associates, LLC), First Amendment thereto, dated as of January 21, 2003, Second Amendment thereto, dated as of August 1, 2005, Third Amendment thereto, dated as of September 23, 2008, and Fourth Amendment thereto, dated as of March 31, 2009	Form S-1/A(1)	10.26	October 13, 2010

10.10		Fifth Amendment to the Lease, dated as of October 4, 2011, between the Registrant and Balzer Family Investments, L.P.	Form 10-Q	10.15(i)	November 14, 2011

10.11		Sixth Amendment to the Lease, dated as of January 8, 2015, between the Registrant and Balzer Family Investments, L.P.	Form 8-K	10.1	January 12, 2015

10.12		Lease, dated October 5, 2007, between the Registrant and California Pacific Commercial Corporation	Form S-1(1)	10.26	September 10, 2010

10.13		First Amendment to Lease, dated as of May 15, 2013, between the Registrant and California Pacific Commercial Corporation	Form 10-Q	10.20(ii)	August 9, 2013

10.14	+	Research and Development Collaboration, Option and License Agreement, dated as of October 5, 2007, between the Registrant and GlaxoSmithKline, LLC (formerly SmithKline Beecham Corporation), Amendment No. 1 thereto, dated as of December 15, 2008, Amendment No. 2 thereto, dated as of May 20, 2009, and Amendment No. 3 thereto, dated as of July 21, 2009	Form S-1/A(1)	10.29	October 26, 2010

10.15	+	Master Amendment to Research and Development Collaboration, Option and License Agreement, dated as of September 2, 2011, between the Registrant and GlaxoSmithKline, LLC	Form 10-Q	10.25(i)	November 14, 2011

10.16	+	Collaborative Research, License & Commercialization Agreement, effective August 25, 2010, between the Registrant and Eli Lilly and Company	Form S-1/A(1)	10.30	October 26, 2010

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.17	+	Amendment No. 1 to Collaborative Research, License and Commercialization Agreement, dated as of October 25, 2012, between the Registrant and Eli Lilly and Company	Form 10-Q	10.23(ii)	August 9, 2013

10.18	#	Letter Agreement, dated November 30, 2007, between the Registrant and Lee T. Zane, M.D.	Form S-1(1)	10.12	September 10, 2010

10.19	+	Research Agreement, dated as of April 5, 2013, between the Registrant and the Bill & Melinda Gates Foundation	Form 10-Q	10.30	August 9, 2013

10.20	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K	10.32	February 10, 2014

10.21	#	Letter Agreement, dated March 18, 2014, between the Registrant and Paul L. Berns	Form 10-Q	10.35	May 12, 2014

10.22	+	Manufacturing Agreement, dated as of April 18, 2014, between the Registrant and DPT Laboratories, Ltd.	Form 10-Q	10.37	August 11, 2014

10.23	+	Distribution and Commercialization Agreement, dated as of July 18, 2014, between the Registrant and Sandoz Inc.	Form 10-Q	10.38	November 7, 2014

10.24	+	Amendment, effective as of June 26, 2015, to the Distribution and Commercialization Agreement between the Registrant and Sandoz Inc.	Form 10-Q	10.9	August 7, 2015

10.25	+	Manufacturing Agreement, dated as of September 30, 2014, between the Registrant and Hovione FarmaCiencia SA	Form 10-Q	10.39	November 7, 2014

10.26		Amendment No. 1, effective as of August 5, 2015, to the Manufacturing Agreement between the Registrant and Hovione FarmaCiencia SA	Form 10-Q	10.10	August 7, 2015

10.27	#	Form of Employee Time-Vesting Stock Option Grant Notice and Award Agreement	Form 10-K	10.37	March 16, 2015

10.28	#	Form of Employee Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement	Form 10-K	10.38	March 16, 2015

10.29	#	Form of Employee Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement	Form 10-K	10.39	March 16, 2015

			Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
10.30	#	Form of Binding Notice of Amendment to Outstanding Stock Option, Restricted Stock and Restricted Stock Unit Awards, dated as of February 3, 2015	Form 10-Q	10.2	May 8, 2015

10.31	#	Form of Director Time-Vesting Stock Option Grant Notice and Award Agreement	Form 10-Q	10.1	August 7, 2015

10.32	#	Form of Director Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement (Settlement Upon Vesting)	Form 10-Q	10.2	August 7, 2015

10.33	#	Form of Director Time-Vesting Restricted Stock Unit Grant Notice and Award Agreement (Deferred Settlement)	Form 10-Q	10.3	August 7, 2015

10.34	#	Letter Agreement, dated April 9, 2014, between the Registrant and Ryan T. Sullivan	Form 10-Q	10.4	August 7, 2015

10.35	#	Amended and Restated Letter Agreement, dated April 29, 2015, between the Registrant and Vincent P. Ippolito	Form 10-Q	10.5	August 7, 2015

10.36	#	Letter Agreement, dated May 15, 2015, between the Registrant and Graeme Bell	Form 10-Q	10.6	August 7, 2015

10.37	#	Separation and Release Agreement, dated May 31, 2015, between the Registrant and Geoffrey M. Parker	Form 10-Q	10.7	August 7, 2015

10.38	#	Consulting Agreement, dated as of May 31, 2015, between the Registrant and Geoffrey M. Parker	Form 10-Q	10.8	August 7, 2015

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1	*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Incorporated herein by reference
Exhibit Number
		Exhibit Description	Form†	Exhibit	Filing Date
32.1	*(2)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101	*	The following materials from Anacor Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements

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