Form 10-Q
period 2016-03-31
Anacor Pharmaceuticals, Inc.
filed 2016-05-10
CIK 1411158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34973

Anacor Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	25-1854385
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1020 East Meadow Circle

Palo Alto, California 94303-4230

(Address of Principal Executive Offices and Zip Code)

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

As of May 2, 2016, there were 45,366,886 shares of the registrant’s common stock outstanding.

Anacor Pharmaceuticals, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2016	2015 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,972	$53,677
Short-term investments	110,646	87,945
Restricted investments, short-term	148	739
Contract receivables	14,946	18,301
Inventory	2,678	2,925
Prepaid expenses and other current assets	3,908	6,508
Total current assets	157,298	170,095
Restricted investments, long-term	2,094	2,077
Property and equipment, net	2,323	2,298
Other assets	2,287	1,632
Total assets	$164,002	$176,102

Liabilities, redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,672	$5,753
Accrued liabilities	17,398	19,105
Deferred revenue	3,546	4,264
Other current liabilities	396	387
Total current liabilities	25,012	29,509
2021 Convertible Senior Notes, net	62,255	61,276
Deferred revenue, less current portion	31,667	32,446
Other liabilities	435	532

Commitments and contingencies

Redeemable common stock: redemption amount of $432 and $914 as of March 31, 2016 and December 31, 2015, respectively	49	49

Stockholders’ equity:
Preferred stock	—	—
Common stock	45	44
Additional paid-in capital	339,357	331,068
Accumulated other comprehensive income	169	18
Accumulated deficit	(294,987)	(278,840)
Total stockholders’ equity	44,584	52,290
Total liabilities, redeemable common stock and stockholders’ equity	$164,002	$176,102

(1) Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues:
Distribution and commercialization agreement	$14,707	$12,069
Research contracts	2,828	3,195
Total revenues	17,535	15,264

Operating expenses:
Cost of goods sold	929	754
Research and development	19,358	18,161
Selling, general and administrative	12,169	8,145
Total operating expenses	32,456	27,060

Loss from operations	(14,921)	(11,796)
Interest income	204	192
Interest expense	(1,430)	(1,357)
Net loss	$(16,147)	$(12,961)
Net loss per share — basic and diluted	$(0.36)	$(0.30)
Weighted-average number of shares used in calculating net loss per share — basic and diluted	44,871,503	43,432,034

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Net loss	$(16,147)	$(12,961)
Change in unrealized gain on investments	151	160
Comprehensive loss	$(15,996)	$(12,801)

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(16,147)	$(12,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	192	147
Accretion and amortization of debt discount and debt issuance costs	979	904
Stock-based compensation	5,332	3,981
Amortization of premium on investments	28	387
Changes in assets and liabilities:
Contract receivables	3,354	2,453
Inventory	247	216
Prepaid expenses and other current assets	2,601	(692)
Other assets	(5)	—
Accounts payable	(2,227)	(865)
Accrued liabilities	(2,357)	(838)
Other current liabilities	(88)	(1,226)
Deferred revenue	(1,497)	14,172
Net cash (used in) provided by operating activities	(9,588)	5,678

Investing activities
Transfers from restricted investments, net	573	1,387
Purchases of investments	(54,795)	(48,402)
Maturities of investments	32,217	44,922
Purchases of property and equipment	(70)	(95)
Net cash used in investing activities	(22,075)	(2,188)

Financing activities
Proceeds from the exercise of stock options and employee stock plan purchases	2,958	2,579
Net cash provided by financing activities	2,958	2,579

Net (decrease) increase in cash and cash equivalents	(28,705)	6,069
Cash and cash equivalents at beginning of period	53,677	15,991
Cash and cash equivalents at end of period	$24,972	$22,060

Supplemental schedule of noncash investing and financing activities
Deferred debt issuance costs included in accrued liabilities	$650	$—
Purchases of property and equipment recorded in accounts payable	$146	$—

See accompanying notes.

Anacor Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company

Nature of Operation

Anacor Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from its boron chemistry platform. The Company’s first approved product, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, the Company entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. The Company’s lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 (“PDE-4”) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In January 2016, the Company submitted to the FDA a New Drug Application (“NDA”) seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis in children and adults. The NDA for crisaborole has been accepted for review by the FDA, with a Prescription Drug User Fee Act goal date of January 7, 2017 for the completion of the FDA’s review. Beyond KERYDIN and crisaborole, the Company has discovered three investigational compounds that it has out-licensed for further development. The first compound is licensed to Eli Lilly and Company for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative for the potential treatment of human African trypanosomiasis. The third compound is licensed to GlaxoSmithKline LLC for the potential treatment of tuberculosis (“TB”). The Company also has a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, compounds identified in the Company’s next generation PDE-4 inhibitor and cytokine suppression programs and certain other wholly-owned investigational product development candidates.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.

The accompanying December 31, 2015 condensed consolidated balance sheet is derived from the audited financial statements for the year ended December 31, 2015, but does not include all the disclosures necessary for audited financial statements required by GAAP. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary, in the opinion of management, to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any other future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which it invests, inventory, income taxes, preclinical and clinical study accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of the Company’s convertible debt, stock-based compensation and contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes for the three months ended March 31, 2016 to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Customer Concentration

For the three months ended March 31, 2016 and 2015, 84% and 79%, respectively, of the Company’s revenues consisted of distribution and commercialization agreement revenues under the Sandoz Agreement (as defined in Note 7) (including revenues from gross profit sharing payments, product sales of KERYDIN to Sandoz and the amortization of upfront payments) (see Note 7). No other counterparty accounted for 10% or more of total revenues for such periods

Contract Receivables

Contract receivables consisted of amounts due from the following counterparties (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Sandoz	$13,957	$17,630
Other	989	671
Contract receivables	$14,946	$18,301

The Company does not believe that the credit risks associated with such counterparties are significant. Based on historical experience, the Company did not record an allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

Net Loss per Share

The following table presents the calculation for the three months ended March 31, 2016 and 2015 of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net loss per share
Numerator:
Net loss	$(16,147)	$(12,961)
Denominator:
Weighted-average number of shares—basic and diluted	44,871,503	43,432,034
Net loss per share—basic and diluted	$(0.36)	$(0.30)
Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Stock options and restricted stock units	4,566,276	5,439,179
Shares issuable upon conversion of 2021 Convertible Senior Notes	2,903,413	2,914,652
Warrants to purchase common stock	—	40,623
	7,469,689	8,394,454

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) related to the accounting for share-based payments. The ASU requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. The ASU also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

In February 2016, the FASB issued an ASU that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification as a finance or operating lease. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of certain financial instruments. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

In July 2015, the FASB issued an ASU to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first-out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The ASU becomes effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

In August 2014, the FASB issued an ASU that provides guidance for the evaluation of an entity’s ability to continue as a going concern. The ASU establishes management’s responsibility for evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with the preparation of consolidated financial statements for each annual and interim reporting period. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The ASU also requires certain footnote disclosures about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related footnote disclosures.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require the Company to recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued amendments to the guidance in the new standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether revenue is reported on a gross or net basis. In April 2016, the FASB issued amendments to the guidance in the new standard on identifying performance obligations in a contract and accounting for licenses of intellectual property. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on its consolidated financial statements and related footnote disclosures.

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

The input levels used in the fair value measurements, the amortized cost and the fair value of marketable securities, with gross unrealized gains and losses, were as follows (in thousands):

March 31, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
			(unaudited)
Money market fund	Level 1	$21,434	$—	$—	$21,434
Federal agency securities	Level 2	17,802	4	—	17,806
U.S. treasury securities	Level 2	4,082	4	—	4,086
Commercial paper	Level 2	57,765	157	—	57,922
Corporate debt securities	Level 2	34,822	7	(2)	34,827
Total available for sale securities		$135,905	$172	$(2)	$136,075
Classified as:
Cash and cash equivalents					$23,433
Short-term investments					110,646
Restricted investments, short-term					148
Restricted investments, long-term					1,848
Total available for sale securities					$136,075

December 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market fund	Level 1	$24,775	$—	$—	$24,775
Federal agency securities	Level 2	14,897	1	(1)	14,897
Commercial paper	Level 2	48,391	70	—	48,461
Corporate debt securities	Level 2	55,668	—	(52)	55,616
Total available for sale securities		$143,731	$71	$(53)	$143,749
Classified as:
Cash and cash equivalents					$53,235
Short-term investments					87,945
Restricted investments, short-term					739
Restricted investments, long-term					1,830
Total available for sale securities					$143,749

In measuring fair value, the Company evaluates valuation techniques such as the market approach, the income approach and the cost approach. A three-level valuation hierarchy, which prioritizes the inputs to valuation techniques that are used to measure fair value, is based upon whether such inputs are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

•                  Level 1—Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•                  Level 2—Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable for substantially the full term of the assets or liabilities; and

•                  Level 3—Unobservable inputs that reflect the Company’s estimate of assumptions that market participants would use in pricing the asset or liability.

Investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Classification of short-term investments, short-term restricted investments, long-term investments and long-term restricted investments is initially based on the contractual maturity at the date of purchase and is reevaluated at each balance sheet date. Long-term restricted investments held as of March 31, 2016 and December 31, 2015 had contractual maturities at the date of purchase of more than one year but equal to or less than two years. The Company does not currently intend to sell any of the securities it holds before maturity and believes that it will be able to hold these securities to maturity and recover their amortized cost bases. There were no realized gains or losses recognized from the sale of available for sale securities for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, no unrealized losses on available for sale investments were attributed to credit risk and all unrealized losses on available for sale investments were considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position as of March 31, 2016 will be held until maturity and that the Company will recover the cost basis of such investments. For the three months ended March 31, 2016 and 2015, the Company did not record any impairment charges on marketable securities related to other-than-temporary declines in market value. During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 financial assets.

2021 Convertible Senior Notes

The fair value of the Company’s 2.00% Convertible Senior Notes due 2021 (the “2021 Convertible Senior Notes”) (see Note 5) was determined using Level 2 inputs based on the quoted market value thereof.

The following table summarizes the carrying amount and fair value of the 2021 Convertible Senior Notes (in thousands):

	March 31, 2016		December 31, 2015
	(unaudited)
	Net Carrying Amount of Liability Component	Fair Value	Net Carrying Amount of Liability Component	Fair Value
2021 Convertible Senior Notes	$62,255	$161,833	$61,276	$330,663

4. Certain Balance Sheet Components

Inventory

As of March 31, 2016 and December 31, 2015, all inventories were related to KERYDIN drug product. Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)

Work in progress	$2,375	$2,543
Finished goods	303	382
Total inventory	$2,678	$2,925

The Company has a concentration of risk with respect to the manufacture of KERYDIN. As of March 31, 2016, the Company relied on Hovione FarmaCiencia SA (“Hovione”) and DPT Laboratories, Ltd. (“DPT”) for its requirements of active pharmaceutical ingredient (“API”) and finished drug product for KERYDIN, respectively. While the Company actively monitors and manages its third-party manufacturers, any inability by Hovione or DPT to supply sufficient quantities of KERYDIN API or finished drug product, as applicable, could adversely affect product commercialization and delay certain payments to the Company under the Sandoz Agreement.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)

Accrued compensation	$5,429	$6,395
Accrued preclinical and clinical study costs	6,302	7,219
Other accrued liabilities	5,667	5,491
Total accrued liabilities	$17,398	$19,105

5. 2021 Convertible Senior Notes

On October 16, 2014, the Company issued and sold $90.5 million aggregate principal amount of 2021 Convertible Senior Notes, comprised of (i) $82.5 million aggregate principal amount of 2021 Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of 2021 Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers) and (ii) $8.0 million aggregate principal amount of 2021 Convertible Senior Notes (the “Venrock Notes”) sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates (the “Venrock Funds”), an affiliate of the Company. The Company received total net proceeds from the sale of the 2021 Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. The Company used approximately $30.8 million of the net proceeds from the sale of the 2021 Convertible Senior Notes to repay in full its outstanding indebtedness under, and terminate, its then-existing loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

                The 2021 Convertible Senior Notes were issued pursuant to an indenture, dated as of October 16, 2014 (the “2021 Notes Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee. The 2021 Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015) and will mature on October 15, 2021, unless earlier purchased, redeemed or converted. Holders may convert their 2021 Convertible Senior Notes at their option prior to the close of business on the business day immediately preceding July 15, 2021 only under the following circumstances:  (i) during any fiscal quarter commencing after December 31, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive business day period after any ten consecutive trading day period in which the trading price (as defined in the 2021 Notes Indenture) per $1,000 principal amount of 2021 Convertible Senior Notes for each trading day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events described in the 2021 Notes Indenture; or (iv) if the Company calls the 2021 Convertible Senior Notes for redemption, until the close of business on the business day immediately preceding the redemption date. As described in clause (i) above, holders may convert their 2021 Convertible Senior Notes during the quarter ending June 30, 2016. On or after July 15, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2021 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2021 Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof (with the form of consideration at the Company’s election). The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of 2021 Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,903,413 shares of common stock, based on the $90.2 million aggregate principal amount of 2021 Convertible Senior Notes outstanding as of March 31, 2016. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the 2021 Notes Indenture), holders may require the Company to purchase for cash all or part of their 2021 Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the 2021 Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur or if the Company issues a notice of redemption for the 2021 Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for any 2021 Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption. The conversion rate will not be increased on account of a make-whole fundamental change or a notice of redemption to exceed 43.4782 shares of common stock per $1,000 principal amount of 2021 Convertible Senior Notes and, as of March 31, 2016, the Company had an aggregate of 3,919,604 shares of common stock reserved for issuance upon conversion of the 2021 Convertible Senior Notes. The 2021 Convertible Senior Notes will not be redeemable at the Company’s option prior to October 15, 2018. On or after October 15, 2018, the 2021 Convertible Senior Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock for at least 20 trading days in any 30 trading day period exceeds 130% of the conversion price for the 2021 Convertible Senior Notes. The 2021 Notes Indenture provides for customary events of default. The if-converted value of the 2021 Convertible Senior Notes exceeded their principal amount by $65.0 million as of March 31, 2016 because the closing market price of the Company’s common stock on such date of $53.45 per share exceeded the implicit conversion price of $31.05 per share. During the year ended December 31, 2015, $0.3 million aggregate principal amount of 2021 Convertible Senior Notes was converted at the election of the holders thereof. The Company elected to settle such conversions by delivery of shares of the Company’s common stock and issued an aggregate of 11,239 shares with an estimated fair value of $1.3 million, based on the closing market price of the Company’s common stock on the conversion date.

In connection with the sale of the Venrock Notes, the Company entered into a registration rights agreement with the Venrock Funds requiring the Company, upon request delivered by the Venrock Funds after the one-year anniversary of the last date of original issuance of the Venrock Notes, to register the resale by the Venrock Funds of the Venrock Notes, any shares of the Company’s common stock issuable to the Venrock Funds upon conversion of the Venrock Notes or any other securities that may be issued or distributed in respect of such Venrock Notes or shares by way of conversion, dividend, stock split or other distribution or specified corporate transactions. In April 2016, the Venrock Funds converted all $8.0 million aggregate principal amount of the Venrock Notes. The Company elected to settle such conversions by delivery of shares of the Company’s common stock and issued an aggregate of 257,647 shares with an estimated fair value of $16.8 million, based on the closing market price of the Company’s common stock on the conversion date.

The 2021 Convertible Senior Notes are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options.” Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the 2021 Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. This equity component results in an increase in equity and an offsetting debt discount that decreases the carrying value of the debt and that will be accreted as interest expense over the expected term of the debt instrument. Debt issuance costs related to such convertible debt instruments are allocated between debt and equity in the same proportions as resulted from the allocation of the principal amount of the instrument. The portion of these issuance costs allocated to debt is classified as a direct deduction from the carrying value of the debt and will also be accreted as interest expense, while the portion allocated to equity results in a decrease in equity.

The fair value of the liability component of the 2021 Convertible Senior Notes was estimated to be $59.3 million as of the date of issuance. The annual effective interest rate on the liability component of the 2021 Convertible Senior Notes was 8.57% as of March 31, 2016.

Total issuance costs of $3.4 million related to the 2021 Convertible Senior Notes were allocated between debt and equity in the same proportion as the allocation of the principal amount to the liability and equity components. The Company’s debt issuance costs for legal fees and other debt-related expenses related to the liability component are classified and recorded as a direct deduction from the carrying value of the debt liability reflected in 2021 Convertible Senior Notes, net in the condensed consolidated balance sheet. At the date of issuance, the carrying value of the equity component was $30.0 million, net of $1.2 million of debt issuance costs allocated to the equity component of the 2021 Convertible Senior Notes.

Upon issuance of the 2021 Convertible Senior Notes, the Company recognized a deferred tax liability of $10.3 million as a result of the temporary difference between the carrying value and the tax basis of the 2021 Convertible Senior Notes. An offsetting amount was recorded as a charge to additional paid-in capital, in accordance with the applicable accounting guidance. As the debt discount is accreted over the term of the 2021 Convertible Senior Notes, the deferred tax liability will reverse and result in deferred income tax expenses in the Company’s future provisions for income taxes.

The following table summarizes information about the equity and liability components of the 2021 Convertible Senior Notes as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	(unaudited)
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Amount of Liability Component
2021 Convertible Senior Notes	$18,670	$62,255	$27,896

	December 31, 2015
	Carrying Value of Equity Component(1)	Net Carrying Amount of Liability Component	Unamortized Amount of Liability Component
2021 Convertible Senior Notes	$18,670	$61,276	$28,875

(1)                                 Net of the equity component of debt issuance costs and deferred income taxes.

The following table presents the components of interest expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Contractual coupon interest	$451	$453
Accretion of debt discount	910	838
Amortization of debt issuance costs	69	66
Total interest expense	$1,430	$1,357

Interest expense for the three months ended March 31, 2016 and 2015 was related entirely to the 2021 Convertible Senior Notes. The remaining unamortized debt discount and unamortized debt issuance costs related to the 2021 Convertible Senior Notes of $27.9 million as of March 31, 2016 will be accreted over the remaining term of the 2021 Convertible Senior Notes, which is approximately 5.5 years.

Future payments on the 2021 Convertible Senior Notes as of March 31, 2016 are as follows (in thousands):

Year ending December 31,	(unaudited)
Remainder of 2016	$1,803
2017	1,803
2018	1,803
2019	1,803
2020	1,803
2021	91,954
Total minimum payments	100,969
Less amount representing interest	(10,818)
2021 Convertible Senior Notes, gross	90,151
Unamortized debt discount on 2021 Convertible Senior Notes	(26,053)
Unamortized debt issuance costs on 2021 Convertible Senior Notes	(1,843)
2021 Convertible Senior Notes, net	$62,255

In accordance with ASC 260, Earnings Per Share, the issuance of the 2021 Convertible Senior Notes requires the use of the “if-converted” basis when calculating the Company’s diluted net income (loss) per share. Net income (loss) is adjusted to exclude, or add-back, all 2021 Convertible Senior Notes-related earnings effects including interest charges, changes in value of the embedded conversion derivative, accretion of the debt discount and amortization of debt issuance costs. Weighted average shares are adjusted using the conversion rate as if the 2021 Convertible Senior Notes had been converted at the date of issuance. The conversion rate is initially 32.2061 shares of common stock per $1,000 principal amount of 2021 Convertible Senior Notes (equivalent to an initial conversion price of approximately $31.05 per share of the Company’s common stock), which represents approximately 2,903,413 shares of common stock based on the $90.2 million aggregate principal of 2021 Convertible Senior Notes outstanding as of March 31, 2016. Such adjustments to net loss and weighted average shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015 as the effect was anti-dilutive. See Note 2 for a computation of diluted net loss per share.

6. Commitments and Contingencies

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

7. License, Research, Development, Distribution and Commercialization Agreements

Sandoz Agreement

In July 2014, the FDA approved the NDA for KERYDIN and the Company entered into the Sandoz Agreement with Sandoz, a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States on an exclusive basis and is responsible for the selling and marketing of KERYDIN. In September 2014, PharmaDerm launched KERYDIN in the United States.

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

In June 2015, the Company entered into an Amendment (the “Sandoz Amendment”) to the Company’s Distribution and Commercialization Agreement with Sandoz (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) the Company agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses in 2015, primarily focused on consumer-directed commercialization activities. The Company paid the Anacor Contribution in three installments of $5.0 million, $7.5 million and $7.5 million during the three months ended June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The Company recorded the full amount of each installment as selling, general and administrative expenses in the quarter in which such installment was paid.

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

Under the terms of the Sandoz Agreement, the Company holds the NDA for, and is responsible for any further development of, KERYDIN. In addition, the Company is responsible for maintaining regulatory approvals, reporting safety-related information to the FDA and conducting any additional clinical studies required by the FDA with respect to KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution in 2015, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. The Sandoz Agreement also grants the Company an option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, at a price to be determined pursuant to the Sandoz Agreement. The Sandoz Agreement has an initial term of 5 years and is subject to automatic 5-year renewal terms, unless earlier terminated for certain events specified in the Sandoz Agreement. Either party may terminate the Sandoz Agreement for uncured material breaches by the other party, bankruptcy, force majeure events that remain unabated, withdrawal of KERYDIN from the market or mass tort liability actions. In addition, Sandoz may terminate the Sandoz Agreement: (i) for convenience upon 180 days’ prior written notice, subject to the payment to the Company (to the extent then unpaid) of the minimum gross profit sharing amounts, or (ii) in the event the Company settles, or an injunction is entered in, a third-party infringement action that prevents the Company from supplying KERYDIN to Sandoz. The Company also has the right to terminate the Sandoz Agreement upon the expiration of all patents covering KERYDIN.

The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. As of March 31, 2016, the Company had current and long-term deferred revenue related to such upfront payments of $3.1 million and $31.7 million, respectively. Under the Sandoz Agreement, the Company is responsible for supplying KERYDIN to Sandoz at a price equal to the Company’s manufacturing costs (as calculated pursuant to the Sandoz Agreement). The Company is currently supplying Sandoz with KERYDIN finished product manufactured by the Company’s contract manufacturers. Revenues from such product sales are being recognized at the price specified by the Sandoz Agreement when the product is released to Sandoz at the Company’s contract manufacturer’s facility since title passes to Sandoz and Sandoz bears the risk of loss at that time. The Company recognizes its 50% share of the underlying gross profits under the Sandoz Agreement (or, if greater, the minimum gross profit sharing payment to which the Company is entitled in respect of the relevant period under the Sandoz Agreement) when reliably measurable and reported to the Company by Sandoz. Sandoz has provided, and is expected to continue to provide, gross profit reporting in the same quarter as the related end-market sales and, accordingly, the Company’s gross profit sharing payments (including minimum gross profit sharing payments, as applicable) under the Sandoz Agreement have been, and are expected to continue to be, recorded in the same period as the related end-market sales. The Launch Payment of $25.0 million was recorded as deferred revenue when received in January 2015. For the three months ended March 31, 2015, the Company recognized, as gross profit sharing revenue, $10.1 million of the Launch Payment based upon gross profits on sales of KERYDIN for the same period, as reported to the Company by Sandoz.  As KERYDIN gross profits for 2015 exceeded the first $50.0 million to be retained by Sandoz during the quarter ended June 30, 2015, the Company began recognizing its 50% share of the excess over the first $50.0 million during such quarter based upon gross profits on sales of KERYDIN for the same period, as reported to the Company by Sandoz. For the three months ended March 31, 2016, the Company recognized $13.0 million of gross profit sharing revenue, which represents the minimum gross profit sharing payment to which the Company is entitled in respect of such period under the Sandoz Agreement.

Revenues recognized under the Sandoz Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Distribution and commercialization agreement revenue:
Amortization of upfront payments	$779	$779
Revenue from gross profit sharing	13,000	10,120
Revenue from product sales	928	1,170
Total distribution and commercialization agreement revenue	$14,707	$12,069

Gates Foundation

In April 2013, the Company entered into a research agreement with the Gates Foundation to expand the Company’s boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. The research agreement was amended effective October 2014 to add an additional parasitic disease target, cryptosporidiosis, and effective April 2016 to extend the research term for an additional year (as amended, the “Gates Research Agreement”). Under the Gates Research Agreement, the Gates Foundation is obligated to pay the Company up to $22.1 million over a four-year research term expiring in April 2017 (the “Research Funding”) to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, the Company created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases (the “Library”). Now that the Library is completed, the Company is responsible for storing the Library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access (the “Library Access Services”) for the five-year period following the Library completion date (as determined under the Gates Research Agreement), unless earlier terminated pursuant to the terms of the Gates Research Agreement.

Upon signing the Gates Research Agreement, the Company received an advance payment of $1.75 million of Research Funding (the “Advance Funds”). These Advance Funds are replenished by the Gates Foundation each quarter following the Company’s submission of a quarterly report of the expenses incurred for the research activities conducted in the prior quarter. In addition, in 2013 the Gates Foundation also paid the Company a total of $0.8 million as reimbursement for the costs of filarial worm research that was included in the agreed upon research plan, which the Company conducted prior to the April 5, 2013 effective date of the Gates Research Agreement (the “Pre-Contract Reimbursements”). These Pre-Contract Reimbursements are non-refundable, non-creditable payments and are included in the $22.1 million of Research Funding.

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

In connection with the Gates Research Agreement, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million (the “Stock Proceeds”). During the fourth quarter of 2015, the Gates Foundation sold 800,970 shares of such potentially redeemable common stock and, as a result, the Company no longer has any potential redemption obligation with respect to such shares. As of March 31, 2016 and December 31, 2015, there were 8,091 shares of potentially redeemable common stock outstanding. The potential redemption amount of such potentially redeemable common stock is disclosed in the accompanying condensed consolidated balance sheets (see Note 8). In addition, in connection with both the Gates Research Agreement and the Purchase Agreement, the Company and the Gates Foundation entered into a letter agreement (the “Letter Agreement”) that, among other things, restricts the Company’s use of both the Research Funding and the Stock Proceeds to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities that are required to support the research projects funded by the Gates Foundation. As a result of such restrictions, in its March 31, 2016 condensed consolidated balance sheet, the Company classified $0.1 million of the Stock Proceeds as short-term restricted investments and $1.8 million of the Stock Proceeds as long-term restricted investments.

Through March 31, 2016, the Company has recognized total revenue of $17.3 million under the Gates Research Agreement. As of March 31, 2016, the Company has deferred revenue of $0.1 million related to the unspent Advance Funds and approximately $29,000 related to the Pre-Contract Reimbursements.

Revenues recognized under the Gates Research Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Research contracts revenue:
Amortization of Pre-Contract Reimbursements	$56	$49
Reimbursement for research costs	1,300	1,156
Total research contracts revenue	$1,356	$1,205

8. Redeemable Common Stock

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

The Company has determined that the 8,091 shares of potentially redeemable common stock outstanding as of March 31, 2016 are not currently redeemable and that none of the Triggering Events are currently probable. The carrying amount of such shares is approximately $50,000 as of March 31, 2016. The redemption price per share would be the fair value per share of the Company’s common stock on the redemption date or, under certain circumstances, the greater of (i) the fair value per share and (ii) the purchase price of $6.18 per share plus interest at 5% compounded annually from April 5, 2013, the stock purchase date. Only if, and when, a Triggering Event becomes probable will the Company record a change in the carrying amount to adjust it to the redemption value of the potentially redeemable common stock. At the time of such an occurrence, the potentially redeemable common stock will be immediately adjusted, by a credit or charge to other income or expense, to equal the redemption value and will continue to be adjusted to reflect any change in the redemption value as of the end of each reporting period. The potential redemption amounts as of March 31, 2016 and December 31, 2015 were $0.4 million and $0.9 million, respectively, based on the closing price of the Company’s common stock on such dates.

9. Stock-Based Compensation

The Company recorded stock-based compensation expense for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cost of goods sold	$29	$63
Research and development	2,010	1,550
Selling, general and administrative	3,293	2,368
Total	$5,332	$3,981

During the three months ended March 31, 2016, the Company granted time-based stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to employees. The PRSUs granted to employees during the three months ended March 31, 2016 will vest, if at all, based on the achievement of specified performance goals. The Company estimated the fair value of the stock options granted to employees during the three months ended March 31, 2016 on the date of grant using the Black-Scholes option-pricing model. The fair value of the RSUs and PRSUs granted to employees during the three months ended March 31, 2016 was calculated based on the closing price of the Company’s common stock on the date of grant. In respect of the PRSUs granted to employees during the three months ended March 31, 2016, the Company evaluates for each reporting period during which such PRSUs are outstanding the probability that the specified performance goals applicable to such PRSUs will be achieved, in whole or in part, and updates the related stock-based compensation expense as applicable. As of March 31, 2016, the specified performance goals applicable to the PRSUs granted to employees during the three months ended March 31, 2016 were determined not to be probable of achievement and, as a result, there was no associated stock-based compensation expense recognized for such PRSUs for the three months ended March 31, 2016. As of March 31, 2016, there was a potential unrecognized stock-based compensation expense of $3.7 million related to such PRSUs, which represents the total amount of expense that would be recognized if all of such PRSUs vested at a 100% rate.

During the three months ended March 31, 2016, the Company granted to employees (i) 346,417 stock options, with a weighted-average grant date fair value of $46.77 per option and (ii) 80,502 RSUs and 46,989 PRSUs, with a weighted-average grant date fair value of $78.91 per unit, based on the closing price of the Company’s common stock on the date of grant. During the three months ended March 31, 2016, the Company issued (i) 215,538 shares of the Company’s common stock, and received approximately $2.4 million in cash, as a result of the exercise of stock options and (ii) 93,000 shares of the Company’s common stock as a result of the vesting of RSUs. As of March 31, 2016, there were outstanding stock options to purchase 4,081,097 shares of the Company’s common stock, 384,299 outstanding RSUs and 100,880 outstanding PRSUs. As of March 31, 2016, the Company had $48.0 million and $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and outstanding Employee Stock Purchase Program (“ESPP”) stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.7 years and 0.9 years, respectively. For the three months ended March 31, 2016, 21,749 shares of the Company’s common stock were purchased under the ESPP.

10. Subsequent Event

2023 Convertible Senior Notes and Capped Call Transactions

On April 6, 2016, the Company issued and sold $287.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”) to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act, in reliance upon Rule 144A under the Securities Act (including $37.5 million aggregate principal amount of 2023 Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers). The Company received total net proceeds from the sale of the 2023 Convertible Senior Notes of approximately $278.9 million, after deducting the initial purchasers’ fees. The Company used approximately $16.1 million of the net proceeds from the sale of the 2023 Convertible Senior Notes to fund the cost of the Capped Call Transactions (as defined below).

The 2023 Convertible Senior Notes were issued pursuant to an indenture, dated as of April 6, 2016 (the “2023 Notes Indenture”), by and between the Company and Wells Fargo Bank, National Association, as trustee. The 2023 Convertible Senior Notes are general unsecured obligations of the Company, bear interest at a fixed rate of 2.00% per year (payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016) and will mature on April 15, 2023, unless earlier purchased or converted. The 2023 Convertible Senior Notes will not be redeemable at the Company’s option prior to their maturity date. Subject to satisfaction of certain conditions and during certain periods, the 2023 Convertible Senior Notes will be convertible at the option of holders into cash, shares of the Company’s common stock or a combination thereof (with the form of consideration at the Company’s election). The conversion rate is initially 14.1201 shares of common stock per $1,000 principal amount of 2023 Convertible Senior Notes (equivalent to an initial conversion price of approximately $70.82 per share of the Company’s common stock). The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. If the Company undergoes a fundamental change (as defined in the 2023 Notes Indenture), holders may require the Company to purchase for cash all or part of their 2023 Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the 2023 Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. In addition, if certain make-whole fundamental changes occur, the Company will, in certain circumstances, increase the conversion rate for any 2023 Convertible Senior Notes converted in connection with such make-whole fundamental change. The 2023 Notes Indenture provides for customary events of default.

On March 31, 2016, in connection with the pricing of the 2023 Convertible Senior Notes, the Company entered into privately-negotiated capped call transactions (the “Base Capped Call Transactions”) with each of Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Option Counterparties”). On April 1, 2016, in connection with the full exercise of the over-allotment option granted to the initial purchasers of the 2023 Convertible Senior Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2023 Convertible Senior Notes.

The Capped Call Transactions are expected to reduce the potential dilution with respect to the Company’s common stock and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2023 Convertible Senior Notes, as the case may be, upon any conversion of the 2023 Convertible Senior Notes to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the applicable strike price of the Capped Call Transactions, which initially corresponds to the applicable conversion price of the 2023 Convertible Senior Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Convertible Senior Notes. However, such reduction and/or offset is subject to a cap to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $80.175 per share of the Company’s common stock and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Company will not be required to make any cash payments to the Option Counterparties upon the exercise of the options that are evidenced by the Capped Call Transactions. In connection with the conversion of any 2023 Convertible Senior Notes, subject to the immediately succeeding sentence, the Company will be entitled to receive from the Option Counterparties an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the Company’s settlement method election for such 2023 Convertible Senior Notes, for all such 2023 Convertible Senior Notes converted on a conversion date generally corresponding to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the applicable strike price of the Capped Call Transactions during the relevant valuation period under the Capped Call Transactions, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap described above. If the 2023 Convertible Senior Notes, or any portion thereof, are converted prior to January 15, 2023, then the Capped Call Transactions, or the corresponding portions thereof, will be subject to early termination.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to update any forward-looking statement, except as required by law. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us” or “our” refer to Anacor Pharmaceuticals, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel small-molecule therapeutics derived from our boron chemistry platform. Our first approved product, KERYDIN® (tavaborole) topical solution, 5%, is an oxaborole antifungal approved by the U.S. Food and Drug Administration (“FDA”) in July 2014 for the topical treatment of onychomycosis of the toenails. In July 2014, we entered into an exclusive Distribution and Commercialization Agreement with Sandoz Inc. (together with its affiliates, “Sandoz”), a Novartis company, pursuant to which PharmaDerm, the branded dermatology division of Sandoz, distributes and commercializes KERYDIN in the United States. In September 2014, PharmaDerm launched KERYDIN. Our lead product development candidate is crisaborole topical ointment, 2% (formerly known as AN2728), a novel non-steroidal topical anti-inflammatory phosphodiesterase-4 (“PDE-4”) inhibitor in development for the potential treatment of mild-to-moderate atopic dermatitis and psoriasis. In July 2015, we announced top-line results from our two Phase 3 pivotal studies of crisaborole in patients with mild-to-moderate atopic dermatitis. In both studies, crisaborole achieved statistically significant results on all primary and secondary endpoints and demonstrated a safety profile consistent with previous studies. In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. In January 2016, we submitted to the FDA a New Drug Application (“NDA”) seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis in children and adults. The NDA for crisaborole has been accepted for review by the FDA, with a Prescription Drug User Fee Act (“PDUFA”) goal date of January 7, 2017 for the completion of the FDA’s review.

Beyond KERYDIN and crisaborole, we have discovered three investigational compounds that we have out-licensed for further development. The first compound is licensed to Eli Lilly and Company for the potential treatment of an animal health indication. The second compound, AN5568, also referred to as SCYX-7158, is licensed to Drugs for Neglected Diseases initiative (“DNDi”) for the potential treatment of human African trypanosomiasis (“HAT” or “sleeping sickness”). The third compound is licensed to GlaxoSmithKline LLC for the potential treatment of tuberculosis (“TB”). We also have a pipeline of other internally discovered topical and systemic boron-based compounds in early stages of research and development. These include AN3365, an investigational Gram-negative antibiotic, compounds identified in our next generation PDE-4 inhibitor and cytokine suppression programs and certain other wholly-owned investigational product development candidates.

Developments Affecting our Business

The following is a summary of developments affecting our business. For additional developments or a more comprehensive discussion of certain developments discussed below, see our other periodic filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report.

In January 2016, we submitted to the FDA an NDA seeking approval of crisaborole for the treatment of mild-to-moderate atopic dermatitis in children and adults. The NDA for crisaborole has been accepted for review by the FDA, with a PDUFA goal date of January 7, 2017 for the completion of the FDA’s review.

In October 2015, we announced top-line results from our long-term safety study of crisaborole in patients with mild-to-moderate atopic dermatitis. The long-term safety study was an open-label study that enrolled patients from both Phase 3 pivotal studies and was designed to evaluate the long-term safety of crisaborole in patients as young as 2 years of age. Crisaborole was administered to patients by investigators in 4-week treatment periods, as indicated pursuant to the study protocol, for up to 12 months. The study enrolled a total of 517 patients, of which 396 completed six months of intermittent treatment and 271 completed 12 months of intermittent treatment, which enrollment was sufficient to meet the applicable requirements of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use. In the long-term safety study, crisaborole was found to be well-tolerated and demonstrated a safety profile consistent with that seen in the Phase 3 pivotal studies when used intermittently for up to 12 months. No treatment-related serious adverse events were reported and most adverse events (“AEs”) were graded as mild in severity, and transient. The most common treatment-related AEs, reported by at least 2% of patients, were atopic dermatitis (3.1%) and application site pain (2.3%).

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

In June 2015, we entered into an Amendment (the “Sandoz Amendment”) to our Distribution and Commercialization Agreement with Sandoz (together, the “Sandoz Agreement”). Pursuant to the Sandoz Amendment, (i) Sandoz agreed to increase its commercial investment in KERYDIN in 2015 and (ii) we agreed to contribute a total of $20.0 million to Sandoz (the “Anacor Contribution”) to pay for certain specified expenses in 2015, primarily focused on consumer-directed commercialization activities. We paid the Anacor Contribution in three installments of $5.0 million, $7.5 million and $7.5 million during June 2015, September 2015 and December 2015, respectively. The Sandoz Amendment also (i) increased the amount of cumulative minimum gross profit sharing payments to which we are entitled for 2016 to $65.0 million from $45.0 million, (ii) established new cumulative minimum gross profit sharing payments to us for 2017 of $65.0 million and (iii) reduced the price associated with our option to repurchase all rights in KERYDIN from Sandoz on December 31, 2017, as determined pursuant to the Sandoz Agreement. We are not entitled to cumulative minimum gross profit sharing payments under the Sandoz Agreement for any years other than 2016 and 2017. Pursuant to the Sandoz Agreement, we received two upfront payments totaling $40.0 million during the third quarter of 2014 and a product launch payment of $25.0 million in January 2015 (the “Launch Payment”). The upfront payments received in 2014 totaling $40.0 million are being recognized on a straight-line basis over the life of the last-expiring patent covering KERYDIN, a period of about 13 years. We are entitled to 50% of the gross profits (defined as net sales less cost of goods sold) accrued by Sandoz on sales of KERYDIN, except that, in 2015, we were entitled to start receiving gross profit sharing payments only after the first $50.0 million of gross profits had been accrued by Sandoz, as we effectively received our 50% share of the first $50.0 million of gross profits as a result of the Launch Payment. KERYDIN gross profits for 2015 exceeded the first $50.0 million to be retained by Sandoz during the quarter ended June 30, 2015, and we began recognizing our 50% share of the excess over the first $50.0 million during such quarter based upon gross profits on sales of KERYDIN for the same period, as reported to us by Sandoz. Under the terms of the Sandoz Agreement, we hold the NDA for, and are responsible for any further development of, KERYDIN. Sandoz is responsible for selling, marketing and setting the price for KERYDIN and, except for the Anacor Contribution in 2015, for all of its selling, marketing, distribution, general and administrative costs related to the commercialization of KERYDIN. We are responsible for supplying KERYDIN to Sandoz at a price equal to our manufacturing costs (as calculated pursuant to the Sandoz Agreement), and are currently supplying Sandoz with KERYDIN manufactured by our contract manufacturers. The Sandoz Agreement has an initial term of five years and is subject to automatic five-year renewal terms, unless earlier terminated for certain events specified in the Sandoz Agreement.

In July 2014, the FDA approved the NDA for KERYDIN for the topical treatment of onychomycosis of the toenails.

In October 2013, we entered into a research agreement with the United States Department of Defense, Defense Threat Reduction Agency (“DTRA”) to design and discover new classes of systemic antibiotics. The work was funded by an award from DTRA’s R&D Innovation and Systems Engineering Office, which was established to search for and execute strategic investments in innovative technologies for combating weapons of mass destruction. The award consisted of (i) $2.9 million of research funding for the eleven month period through September 15, 2014 and (ii) $5.0 million of research funding for a research extension period, which was originally scheduled to end on September 15, 2015 but was extended to November 30, 2015. In November 2015, DTRA informed us that it would not exercise its remaining option under the research agreement to fund the research for a subsequent extension period.

In April 2013, we entered into a research agreement with The Bill & Melinda Gates Foundation (the “Gates Foundation”) to expand our boron chemistry library and to discover drug candidates intended to treat two filarial worm diseases (onchocerciasis, or river blindness, and lymphatic filariasis, commonly known as elephantiasis) and TB. We amended the research agreement effective October 2014 to add an additional parasitic disease target, cryptosporidiosis, and effective April 2016 to extend the research term for an additional year. Under the amended research agreement, the Gates Foundation is obligated to pay us up to $22.1 million over a four-year research term expiring in April 2017 to conduct research activities directed at discovering potential neglected disease drug candidates in accordance with an agreed upon research plan. As part of the funded research activities, we created an expanded library of boron compounds to screen for additional potential drug candidates to treat neglected diseases. Now that the library is completed, we are responsible for storing the library compounds and making them accessible to the Gates Foundation and other parties to which the Gates Foundation grants access for the five-year period following the library completion date, unless earlier terminated pursuant to the terms of the research agreement. Under the terms of the research agreement, the Gates Foundation will have the exclusive right to commercialize selected drug candidates in specified neglected diseases in specified developing countries. We retain the exclusive right to commercialize any selected drug candidate outside of the specified neglected diseases, as well as with respect to the specified neglected diseases in specified developed countries. In addition, we would be obligated to pay the Gates Foundation royalties on specified license revenue received. The research agreement will continue in effect until the later of five years from its effective date or the expiration of our specified obligation to provide access to the expanded library of boron compounds. In connection with the research agreement, we issued 809,061 shares of potentially redeemable common stock to the Gates Foundation for net proceeds of approximately $5.0 million. In the event of certain uncured material breaches by us under the research agreement with the Gates Foundation, we may be obligated, among other remedies, to redeem for cash the common stock purchased by the Gates Foundation in connection with the research agreement or facilitate the purchase of such common stock by a third party. During the fourth quarter of 2015, the Gates Foundation sold 800,970 shares of such potentially redeemable common stock and, as a result, we no longer have any potential redemption obligation with respect to such shares. Under the research agreement, we are subject to certain restrictions on our use of the potentially redeemable common stock proceeds and the research funding we receive from the Gates Foundation.

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

In April 2016, we issued and sold $287.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”) to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (including $37.5 million aggregate principal amount of 2023 Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers). We received total net proceeds from the sale of the 2023 Convertible Senior Notes of approximately $278.9 million, after deducting the initial purchasers’ fees, and used approximately $16.1 million of such net proceeds to fund the cost of the Capped Call Transactions (as defined below). In connection with the pricing of the 2023 Convertible Senior Notes and the full exercise of the over-allotment option granted to the initial purchasers of the 2023 Convertible Senior Notes, we entered into capped call transactions (collectively, the “Capped Call Transactions”) covering, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2023 Convertible Senior Notes. The Capped Call Transactions are expected to reduce the potential dilution with respect to our common stock and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2023 Convertible Senior Notes, as the case may be, upon any conversion of the 2023 Convertible Senior Notes to the extent that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the applicable strike price of the Capped Call Transactions, which initially corresponds to the applicable conversion price of the 2023 Convertible Senior Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Convertible Senior Notes. However, such reduction and/or offset are subject to a cap to the extent that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, is greater than the cap price of the Capped Call Transactions.

In October 2014, we issued and sold $90.5 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Convertible Senior Notes”), comprised of: (i) $82.5 million aggregate principal amount of 2021 Convertible Senior Notes sold to certain initial purchasers for resale to qualified institutional buyers in a private offering exempt from registration under the Securities Act, in reliance upon Rule 144A under the Securities Act (including $7.5 million aggregate principal amount of 2021 Convertible Senior Notes issued upon the exercise in full of the over-allotment option granted to such initial purchasers); and (ii) $8.0 million aggregate principal amount of 2021 Convertible Senior Notes (the “Venrock Notes”) sold in a concurrent private placement under the Securities Act to certain funds affiliated with Venrock Associates (the “Venrock Funds”), an affiliate of ours. We received total net proceeds from the sale of the 2021 Convertible Senior Notes of approximately $87.1 million, after deducting the initial purchasers’ fees of $2.9 million and other issuance costs of $0.5 million. We used approximately $30.8 million of the net proceeds from the sale of the 2021 Convertible Senior Notes to repay in full our outstanding indebtedness under, and terminate, our then-existing loan and security agreement with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P.

Pursuant to the indenture governing the 2021 Convertible Senior Notes, holders may convert their 2021 Convertible Senior Notes at their option during any fiscal quarter commencing after December 31, 2014, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. As a result, holders may convert their 2021 Convertible Senior Notes during the quarter ending June 30, 2016. During the year ended December 31, 2015, $0.3 million aggregate principal amount of 2021 Convertible Senior Notes was converted at the election of the holders thereof. We elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 11,239 shares in connection therewith. In April 2016, the Venrock Funds converted all $8.0 million aggregate principal amount of the Venrock Notes. We elected to settle such conversions by delivery of shares of our common stock and issued an aggregate of 257,647 shares in connection therewith.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, fair values of financial instruments in which we invest, inventory, income taxes, preclinical and clinical study accruals and deferred advance payments, accrued compensation, valuation of liability and equity components of our convertible debt, stock-based compensation and contingencies. We base our estimates on historical experience or on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. There have been no changes for the three months ended March 31, 2016 to our critical accounting policies or significant judgments and estimates as disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report that have had a material impact on our condensed consolidated financial statements and related notes.

Stock-Based Compensation

We recorded noncash stock-based compensation expense for employee and nonemployee equity awards and employee stock purchase program (“ESPP”) stock purchase rights of $5.3 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we granted time-based stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to employees. The PRSUs granted to employees during the three months ended March 31, 2016 will vest, if at all, based on the achievement of specified performance goals. We estimated the fair value of the stock options granted to employees during the three months ended March 31, 2016 on the date of grant using the Black-Scholes option-pricing model. The fair value of the RSUs and PRSUs granted to employees during the three months ended March 31, 2016 was calculated based on the closing price of our common stock on the date of grant. In respect of the PRSUs granted to employees during the three months ended March 31, 2016, we evaluate for each reporting period during which such PRSUs are outstanding the probability that the specified performance goals applicable to such PRSUs will be achieved, in whole or in part, and update the related stock-based compensation expense as applicable. As of March 31, 2016, the specified performance goals applicable to the PRSUs granted to employees during the three months ended March 31, 2016 were determined not to be probable of achievement and, as a result, there was no associated stock-based compensation expense recognized for such PRSUs for the three months ended March 31, 2016. As of March 31, 2016, there was a potential unrecognized stock-based compensation expense of $3.7 million related to such PRSUs, which represents the total amount of expense that would be recognized if all of such PRSUs vested at a 100% rate.

As of March 31, 2016, we had outstanding options to purchase 4,081,097 shares of our common stock, 384,299 RSUs and 100,880 PRSUs. As of March 31, 2016, we had $48.0 million and $0.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock option, RSU and PRSU awards and outstanding ESPP stock purchase rights, respectively, that will be recognized over weighted-average periods of 2.7 years and 0.9 years, respectively. There were 21,749 shares of our common stock purchased under the ESPP during the three months ended March 31, 2016.

We expect to continue to grant equity awards and issue ESPP stock purchase rights in the future, which may increase our stock-based compensation expense in future periods. If any of the assumptions used in the Black-Scholes option-pricing model, which we use to estimate the fair value of time-based stock options awards, or Monte Carlo valuation method, which we use to estimate the fair value of market-based awards, change significantly or it becomes probable that the performance goals applicable to performance-based PRSU awards will be achieved, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) related to the accounting for share-based payments. The ASU requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. The ASU also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

In February 2016, the FASB issued an ASU that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification as a finance or operating lease. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of certain financial instruments. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

In July 2015, the FASB issued an ASU to simplify the subsequent measurement of inventory, which will require an entity using an inventory method other than last-in, first out or the retail inventory method to measure inventory at the lower of cost and net realizable value. The ASU becomes effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

In August 2014, the FASB issued an ASU that provides guidance for the evaluation of an entity’s ability to continue as a going concern. The ASU establishes management’s responsibility for evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with the preparation of consolidated financial statements for each annual and interim reporting period. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The ASU also requires certain footnote disclosures about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related footnote disclosures.

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which will require us to recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and will permit the use of either the retrospective or cumulative effect transition method. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard becomes effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016, including interim reporting periods within those annual periods. In March 2016, the FASB issued amendments to the guidance in the new standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether revenue is reported on a gross or net basis. In April 2016, the FASB issued amendments to the guidance in the new standard on identifying performance obligations in a contract and accounting for licenses of intellectual property. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not yet selected a transition method and are currently evaluating the effect that the new standard will have on our consolidated financial statements and related footnote disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Increase/ (decrease)
	(in thousands)
Distribution and commercialization agreement revenue	$14,707	$12,069	$2,638
Research contracts revenue	2,828	3,195	(367)
Cost of goods sold (1)	929	754	175
Research and development expenses (1)	19,358	18,161	1,197
Selling, general and administrative expenses (1)	12,169	8,145	4,024
Interest income	204	192	12
Interest expense	1,430	1,357	73

(1)         Includes the following stock-based compensation expenses:

Cost of goods sold	$29	$63	$(34)
Research and development expenses	2,010	1,550	460
Selling, general and administrative expenses	3,293	2,368	925

Distribution and commercialization agreement revenue.  We entered into the Sandoz Agreement in July 2014 and PharmaDerm, the branded dermatology division of Sandoz, launched KERYDIN in the United States in September 2014. For the three months ended March 31, 2016, we recognized $13.0 million of gross profit sharing revenue, which represents the minimum gross profit sharing payment to which we are entitled in respect of such period under the Sandoz Agreement, $0.9 million in revenue from product sales of KERYDIN to Sandoz and $0.8 million in revenue from the amortization of upfront payments. For the three months ended March 31, 2015, we recognized $10.1 million of the $25.0 million Launch Payment made to us by Sandoz in January 2015 based upon gross profits on sales of KERYDIN during the first quarter of 2015, as reported to us by Sandoz, $1.2 million in revenue from product sales of KERYDIN to Sandoz and $0.8 million in revenue from the amortization of upfront payments. The increase in revenue from gross profit sharing payments recognized in the first quarter of 2016 relative to the same period in the prior year is a result of the application of the minimum gross profit sharing payment provisions of the Sandoz Agreement and does not represent an increase in our share of gross profits on sales of KERYDIN.

Research contracts revenue.  For the three months ended March 31, 2016, we recognized research contracts revenue of $2.8 million, a decrease of $0.4 million as compared to the same period in the prior year. This decrease reflected a reduction in revenue of $1.1 million under the DTRA agreement as a result of the expiration of such agreement in November 2015, which was partially offset by increases in revenue of $0.1 million under the Gates Foundation agreement and $0.6 million for research performed under other agreements, including those with not-for-profit organizations for neglected diseases, and government grants. For the three months ended March 31, 2016 and 2015, we recognized $1.4 million and $1.3 million, respectively, under the Gates Foundation agreement and $1.4 million and $0.8 million, respectively, for research performed under other agreements, including those relating to our neglected disease programs, and government grants. For the three months ended March 31, 2015, we also recognized $1.1 million under the DTRA agreement.

Cost of goods sold.  For the three months ended March 31, 2016 and 2015, we recognized $0.9 million and $0.8 million, respectively, of product costs for KERYDIN finished drug product released to Sandoz during the respective period. The increase in cost of goods sold for the three months ended March 31, 2016 relative to the same period in the prior year was a function of the costs recorded in connection with the manufacture of KERYDIN drug product prior to the time that we started to capitalize such costs in 2014 being recorded as research and development expenses. As a result, the aggregate cost of goods sold that we recorded for the three months ended March 31, 2015 relating to sales of KERYDIN to Sandoz was lower than the amount actually incurred to manufacture such drug product.

Research and development expenses. Research and development expenses increased by $1.2 million during the three months ended March 31, 2016 as compared to the same period in the prior year. This increase reflected increases in costs for our crisaborole program, KERYDIN program, Gates Foundation program and other research programs (including neglected disease initiatives and early-stage research programs) of $1.0 million, $0.7 million, $0.4 million and $0.2 million, respectively, which were partially offset by decreases in costs relating to our DTRA program of $1.1 million. The increase in costs for our crisaborole program for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to the fees paid in connection with our submission of the crisaborole NDA to the FDA in January 2016, increased manufacturing activities related to our regulatory efforts, increased medical education and scientific publication activities and increased internal efforts and associated overhead, partially offset by decreased clinical study activities. The increase in KERYDIN costs in the first three months of 2016 as compared to the same period in the prior year was primarily due to increased clinical study activities relating to our KERYDIN post-approval clinical study obligations and increased internal efforts. The increases in costs under our Gates Foundation program and for our other research programs in the first three months of 2016 as compared to the same period in the prior year were primarily due to higher levels of research activities under such programs. The decrease in costs for our DTRA program in the first three months of 2016 as compared to the same period in the prior year was primarily due to the expiration of the DTRA agreement in November 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $4.0 million during the three months ended March 31, 2016 as compared to the same period in the prior year. This increase reflected an increase of $1.5 million in launch preparation activities, $0.9 million in stock-based compensation expense, $0.8 million in salaries and benefits associated with additional personnel, $0.6 million in professional service fees and $0.2 million of other expenses. We expect that selling, general and administrative expenses will continue to increase in 2016 compared to prior year periods as we expand our operating capabilities and, in particular, as we develop a commercial infrastructure in preparation for the potential approval and launch of crisaborole in the United States.

Interest income.  The increase in interest income for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to a higher yield on investments offset by lower average investment balances.

Interest expense.  Interest expense increased for the three months ended March 31, 2016 as compared to the same period in the prior year primarily due to a higher average outstanding debt balance.

Liquidity and Capital Resources

The following table sets forth the primary sources and uses of cash for each of the quarters presented below (in thousands):

	Three months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(9,588)	$5,678
Net cash used in investing activities	(22,075)	(2,188)
Net cash provided by financing activities	2,958	2,579
Net (decrease) increase in cash and cash equivalents	$(28,705)	$6,069

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2016 as compared to net cash provided by operating activities of $5.7 million for the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 reflected our net loss, adjusted for non-cash expenses primarily related to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to the 2021 Convertible Senior Notes. Net cash used in operating activities for the three months ended March 31, 2016 also reflected a net cash inflow related to net changes in operating assets and liabilities during the period, primarily related to decreases in contract receivables, prepaid and other current assets and inventory, which were partially offset by decreases in accounts payable, accrued liabilities and deferred revenue. Net cash provided by operating activities for the three months ended March 31, 2015 reflected our net loss adjusted for non-cash items primarily related to stock-based compensation and accretion and amortization of debt discount and debt issuance costs related to the 2021 Convertible Senior Notes. Net cash provided by operating activities for the three months ended March 31, 2015 also reflected a net cash inflow related to net changes in operating assets and liabilities during the period, primarily related to the increase in deferred revenue resulting from the receipt of the $25.0 million Launch Payment from Sandoz in the first quarter of 2015.

Net cash used in investing activities was $22.1 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities in both quarters reflected purchases of investments and property and equipment exceeding the maturities of investments during the periods.

Net cash provided by financing activities was $3.0 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities in both quarters consisted of the proceeds from stock option exercises and ESPP purchases.

Our cash, cash equivalents and investments totaled $137.9 million as of March 31, 2016, compared to $144.4 million as of December 31, 2015. Balances as of March 31, 2016 and December 31, 2015 included cash and cash equivalents of $25.0 million and $53.7 million, short-term investments of $110.6 million and $87.9 million and restricted investments of $2.2 million and $2.8 million, respectively.

We believe that our existing capital resources, including the net proceeds remaining from our issuance and sale of the 2023 Convertible Senior Notes in April 2016, together with the payments we expect to receive pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months. Our forecast regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results, including the costs to maintain our currently planned operations, could vary materially.

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

We expect to continue to experience net losses and negative cash flows in 2016, and we cannot guarantee that payments under the Sandoz Agreement, any revenue generated from crisaborole, if approved, or other sources of funding will be sufficient to offset losses in future years. We may require additional capital to fund our commercialization activities relating to crisaborole, if approved, and our research and development activities, including clinical studies for our development programs and preclinical activities for our product development candidates, as well as future sales and marketing and business development activities. Although we believe that our existing capital resources, including the net proceeds remaining from our issuance and sale of the 2023 Convertible Senior Notes, together with the payments we expect to receive pursuant to the Sandoz Agreement, will be sufficient to meet our anticipated operating requirements for at least the next twelve months, we may elect to finance our future cash needs through public or private equity offerings, debt financings or licensing, collaboration or other similar arrangements, or a combination of these sources.

Contractual Obligations

Our contractual obligations as of March 31, 2016 consisted primarily of obligations under the 2021 Convertible Senior Notes, purchase obligations with our third party manufacturers and lease agreements. During the three months ended March 31, 2016, there were no material changes to the contractual obligations included in our Annual Report that occurred outside the ordinary course of our business. As described above, in April 2016, (i) we issued and sold $287.5 million aggregate principal amount of the 2023 Convertible Senior Notes and (ii) the Venrock Funds converted all $8.0 million aggregate principal amount of the Venrock Notes and we elected to settle such conversions by delivery of shares of our common stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. Our investment policy prohibits us from holding auction rate securities or derivative financial instruments. To the extent that the companies whose commercial paper or corporate debt securities are included in our investment portfolio may be subject to interest rate risks, including as a result of reduced liquidity in auction rate securities or derivative financial instruments they hold, we may also be subject to these risks. As of March 31, 2016, we had cash, cash equivalents, short-term investments and restricted investments of $137.9 million. Our investment portfolio as of March 31, 2016 was comprised of commercial paper, corporate debt securities, a money market fund, U.S. federal agency securities and U.S. treasury securities, all of which met the credit quality and diversification standards specified in our investment policy. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the remaining average maturity for the entire portfolio of our investments is 124 days, we believe that our exposure to interest rate risk is not significant. A 1% change in interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to our condensed consolidated financial statements for the three months ended March 31, 2016 included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

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

Date: May 10, 2016	ANACOR PHARMACEUTICALS, INC.

	By:	/s/ GRAEME BELL
Graeme Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.1

Indenture, dated as of April 6, 2016, by and between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

10.1

Base Capped Call Transaction Confirmation, effective as of April 6, 2016, by and between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

10.2

Base Capped Call Transaction Confirmation, effective as of April 6, 2016, by and between the Registrant and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

10.3

Additional Capped Call Transaction Confirmation, effective as of April 6, 2016, by and between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

10.4

Additional Capped Call Transaction Confirmation, effective as of April 6, 2016, by and between the Registrant and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(1)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

The following materials from Anacor Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (v) the unaudited Notes to Condensed Consolidated Financial Statements.

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